Form 10KSB40
period 1997-06-30
WSB HOLDING CO
filed 1997-09-26
CIK 1040790

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee required)

    For the fiscal year ended    June 30, 1997

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No fee required) For the transition period from       to      .
                                                                 -----    -----

Commission File No. 0-22997

                               WSB Holding Company
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Pennsylvania                                                     23-2908963
---------------------------------------------                 ------------------
(State or Other Jurisdiction of Incorporation                  I.R.S. Employer
or Organization)                                              Identification No.

807 Middle St., Pittsburgh, Pennsylvania                            15212
----------------------------------------                            -----
(Address of Principal Executive Offices                           (Zip Code)

Issuer's Telephone Number, Including Area Code:                 (412) 231-7297
                                                                --------------

Securities registered under to Section 12(b) of the Exchange Act:     None
                                                                      ----
Securities registered under to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO    .
    ---     ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.   $2,376,075

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's Common Stock on September 25, 1997, was approximately $3.2 million.

         As of September 29, 1997, there were issued and outstanding 330,600 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one):
YES      NO  X
    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                              EXPLANATION OF FILING

General

         The Registrant's Registration Statement on Form SB-2 (File No. 333-29389) and Registration Statement on Form 8-A, (File No. 0-22997) as filed with the Securities and Exchange Commission in connection with the Registrant's initial public offering, became effective on July 15, 1997 and August 21, 1997, respectively. The Registrant's initial public offering was consummated on August 27, 1997, at which time the Registrant's wholly-owned subsidiary, Workingmens Bank, formerly Workingmens Savings Bank FSB (the "Bank"), completed its conversion from the mutual to the stock form of organization (the "Conversion"). Accordingly, the financial statements filed with this Form 10-KSB are those of the Bank as it existed in the mutual form of organization as of June 30, 1997, and do not reflect the receipt of the proceeds from the Registrant's initial public offering or the completion of the Conversion. In addition, the Registrant's Form 10-KSB does not include any other narrative items or tabular information which are normally required to be filed in an Annual Report on Form 10-KSB. The Registrant's Common Stock is not traded on any exchange or on the Nasdaq Stock Market.

Item 3.           Legal Proceedings
-----------------------------------

         There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the marking and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4.           Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------

         Not applicable.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------

         Not applicable.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Financial Condition

Total consolidated assets increased 3.2 million, or 10.5% to $ 33.8 million at June 30, 1997 from $ 30.6 million at June 30, 1996. The increase in total assets reflects a $ 482,000 increase in investment and mortgage-backed securities, a $ 962,000 increase in loans and real estate, net, and a $ 1.6 million increase in cash and cash equivalents.

Deposits  increased $ 250,000 or 0.9% to $ 28.4  million at June 30, 1997 from $
28.2 million at June 30, 1996. Interest bearing liabilities increased $ 3.1 million, or 11.6% to $ 29.8 million at June 30, 1997 from $ 26.7 million at June 30, 1996. The increase reflects borrowings of $ 3.0 million from the FHLB.

Results of Operations for the Years Ended June 30, 1997 and 1996

Net Income. Net income decreased $ 95,000 or 309.0% from $ 31,000 for the year ended June 30, 1996 to a net loss of $ 64,500 for the year ended June 30, 1997. The decrease was primarily the result of the recognition of the one-time SAIF special insurance assessment in the amount of $ 108,000 (after taxes) and the increase in the provision for loan losses of $ 136,000 partially offset by an increase in net interest income of $ 147,000.

Net Interest Income. Net interest income is the most significant component of our income from operations. Net interest income is the difference between interest we receive on our interest-earning assets (primarily loans, investment and mortgage-backed securities) and interest we pay on our interest-bearing liabilities (primarily deposits and borrowed funds). Net interest income depends on the volume of and rates earned on interest-earning assets and the volume of and rates paid on interest-bearing liabilities.

Our net interest income increased $ 147,000 or 18.5% to $ 943,000 for the year ended June 30, 1997 compared to $ 796,000 for the year ended June 30, 1996. The increase was due primarily to the growth of average interest-earning assets from $ 28.3 million for the year ended June 30, 1996 to $ 30.6 million for the nine months ended June 30, 1997. The increase in our average interest-earning assets of $ 2.3 million reflects an increase of $ 956,000 in average loans, an increase of $ 2.2 million in average investment and mortgage-backed securities offset by a decrease of $ 830,000 million in average other interest-earnings assets.

Our interest rate spread and net interest margin increased for the year ended June 30, 1997 compared to year ended June 30, 1996. This was due primarily to the increase in the yield on interest-earning assets from 7.25% for the year ended June 30, 1996 to 7.48% for the year ended June 30, 1997. The yield on our average interest bearing liabilities of 4.63% at June 30, 1997 remained relatively consistent with the June 30, 1996 yield of 4.66%.

The yield on our average interest-earning assets increased for the year ended June 30, 1997 due to an increase in the average balance of loans and investment securities.

Provision for Loan Losses. Our provision for loan losses increased $ 101,000 or 287.0% to $ 136,000 for the year ended June 30, 1997 from $ 35,000 for the year ended June 30, 1996.

The increase in the provision for loan losses for the year ended June 30, 1997 was attributable to changes in one of our borrower's ability to repay. The borrower had outstanding, 15 non-performing loans that ranged from $ 30,000 to $ 100,000, totalling $ 665,000, secured by 1- to 4- family residences. The properties are located in Mount Washington, a highly desirable area for development in the city of Pittsburgh. During the quarter, we became aware of circumstances which might decrease the value of the collateral for these loans, due to two properties being torn down by the borrower and maintenance for other properties being neglected by the borrower. Full payment of the loan was due June 30, 1997 and was not received.

Subsequent to June 30, 1997, this borrower declared bankruptcy. The bankruptcy proceeding might delay foreclosure proceedings for a prolonged period of time. If so, we would lose the ability to use any monies that we might receive from the sale of these properties and there is no guarantee that value of these properties will be maintained or that the value of the properties received from foreclosure will be sufficient to pay the amounts outstanding on these loans. While we believe our loan loss reserve is adequate, there can be no assurance that our allowance for loan loss will be adequate to cover significant losses that we might incur in the future. Also, risks associated with these loans and losses incurred on these loans might result in higher provisions for loan losses in the future.

Historically, we have emphasized our loss experience over other factors in establishing the provision for loan losses. We review the allowance for loan losses in relation to (i) our past loan loss experience, (ii) known and inherent risks in our portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions. Because of the increased coverage of the allowances for loan losses to total loans, management believes the allowance for loan losses is at a level that is considered to be adequate to provide for estimated losses; however, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

Noninterest Expense. Our noninterest expense increased by $ 221,000 or 27.4% from $ 804,000 for the year ended June 30, 1996 to $ 1,025,000 for the year ended June 30, 1997. The increase was primarily attributable to the one-time special SAIF assessment of $ 161,000 and an increased in our pension expense of $ 36,000. Our pension expense increased due to changes made in our plan's actuarial assumptions and funding limitations. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on our deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, our special assessment was

$ 161,000. Due to the recapitalization of the SAIF, we expect lower premiums for deposit insurance in future periods. The SAIF insurance assessment rate paid by us before the recapitalization of SAIF was 23(cent) per $ 100 of deposits and decreased to 6.5(cent) per $ 100 of deposits after the recapitalization of SAIF.

Pursuant to the Act, we will pay, in addition to our normal deposit insurance premium as a member of the SAIF, an annual amount equal to approximately 6.5 basis points of outstanding SAIF-deposits toward the retirement of the Financing Corporation Bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, will pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

Income Tax Benefit. Our income tax benefit for the year ended June 30, 1997 was $ 67,000 compared to $ 8,000 expense for the year ended June 30, 1996. The $ 75,000 decrease was the result of pre-tax income decreasing by $ 170,000, which was primarily the result of the SAIF special insurance assessment and the increase in our pension expense. Additionally, we invest in tax-exempt securities which provides us with nontaxable income.

Liquidity and Capital Resources

We are required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of our deposits and short-term borrowings. The required ratio currently is 5.0% and our liquidity ratio average was 26.13% and 21.72% at June 30, 1997 and June 30, 1996, respectively.

Our primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations and advances from the FHLB of Pittsburgh. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predicable sources of funds, deposit flows, and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. We use our liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

Net cash provided (used) by our operating activities (the cash effects of transactions that enter into our determination of net income -- e.g., non-cash items, amortization and depreciation, provision for loan losses) for the year ended June 30, 1997 was $ (9,000) as compared to $ 66,000 for the year ended June 30, 1996.

Net cash used in our investing activities for the year ended June 30, 1997 totalled $ 1.6 million, a decrease of $ 4.0 million from the net cash used at June 30, 1996 of $ 5.6 million. The decrease in cash was due to $ 3.5 million less in net investment purchases and the use of $ 800,000 to construct and equip the new branch.

Net cash provided by our financing activities (i.e., cash receipts primarily from net increases in deposits and net FHLB advances) for fiscal 1997 totalled $
3.2 million. This is primarily a result of a borrowing from the FHLB of $ 3.0 million and an increase in deposits of $ 250,000.


Item 7.           Financial Statements
--------------------------------------

Hinds, Lind, Miller & Co.
A PROFESSIONAL CORPORATION
CERTIFIED PUBLIC ACCOUNTANTS

9401 McKnight Road                                          Phone (412) 364-6070
Pittsburgh, Pennsylvania 15237-6000                           Fax (412) 364-6176

--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT




The Board of Directors
Workingmens Savings Bank, F.S.B. and Subsidiary



We have audited the accompanying consolidated balance sheets of Workingmens Savings Bank, F.S.B. and Subsidiary ("Bank") at June 30, 1997 and 1996 (as restated), and the related consolidated statements of income, changes in retained earnings, and cash flows for the years ended June 30, 1997 and June 30, 1996 (as restated). These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Workingmens Savings Bank, F.S.B. and Subsidiary at June 30, 1997 and 1996 (as restated), and the results of their operations and their cash flows for the years ended June 30, 1997 and June 30, 1996 (as restated) in conformity with generally accepted accounting principles.





/s/Hinds, Lind, Miller & Co.
Pittsburgh, Pennsylvania
September 18, 1997

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1997 and 1996



                                     ASSETS

                                                                                      1997                 1996
                                                                                                       (As Restated)
                                                                                  -------------        -------------

Cash and cash equivalents:
   Interest bearing                                                               $  2,547,897            $    984,667
   Non-interest bearing                                                                256,907                 221,364
Securities held-to-maturity (estimated fair
   value of $ 11,980,618 and $ 10,782,060)                                          12,007,456              10,892,081
Securities available-for-sale, at fair value                                         2,684,039               3,317,811
Loans and real estate, net                                                          14,590,996              13,628,724
Federal Home Loan Bank stock, at cost                                                  153,300                 133,200
Accrued interest receivable                                                            299,469                 235,434
Premises and equipment, net                                                          1,057,667               1,072,594
Other assets                                                                           146,503                  83,382
Income taxes receivable                                                                   -                      3,537
Deferred income taxes                                                                   52,426                   9,088
                                                                                  ------------            ------------

                                                                                  $ 33,796,660            $ 30,581,882
                                                                                  ============            ============

                        LIABILITIES AND RETAINED EARNINGS

Deposits                                                                          $ 28,405,775            $ 28,156,791
Federal Home Loan Bank advances                                                      3,000,000                    -
Advances from borrowers for taxes and insurance                                        233,818                 278,488
Accrued expenses and other liabilities                                                 113,272                  59,446
                                                                                  ------------            ------------

                                                                                    31,752,865              28,494,725
                                                                                  ------------            ------------

Commitments and contingencies

Retained earnings                                                                    2,063,990               2,128,450

Net unrealized gain (loss) on
   securities available-for-sale,
   net of applicable income taxes
   of $ (9,124) and $ (28,695)                                                         (20,195)                (41,293)
                                                                                  ------------            ------------

                                                                                     2,043,795               2,087,157
                                                                                  ------------            ------------

                                                                                  $ 33,796,660            $ 30,581,882
                                                                                  ============            ============

See accompanying notes.

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended June 30, 1997 and 1996

                                                                                       1997                  1996
                                                                                                         (As Restated)
                                                                                   -----------           -----------

INTEREST AND DIVIDEND INCOME
   Loans                                                                           $ 1,176,149            $ 1,122,699
   Investments                                                                       1,021,953                781,105
   Other interest earning assets                                                        90,343                149,012
                                                                                   -----------            -----------

               TOTAL INTEREST AND DIVIDEND INCOME                                    2,288,445              2,052,816
                                                                                   -----------            -----------

INTEREST EXPENSE
   Deposits                                                                          1,246,448              1,256,267
   Advances from FHLB                                                                   98,571                  -
                                                                                   -----------               --------

               TOTAL INTEREST EXPENSE                                                1,345,019              1,256,267
                                                                                   -----------            -----------

               NET INTEREST INCOME                                                     943,426                796,549

PROVISION FOR LOAN LOSSES                                                              136,039                 35,142
                                                                                   -----------            -----------

               NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES                                             807,387                761,407
                                                                                   -----------            -----------

NONINTEREST INCOME
   Service charges and other fees                                                       83,330                 72,441
   Net gain (loss) on sales of
      securities available-for-sale                                                     (1,608)                   969
   Income from real estate rental                                                        4,300                  7,825
   Net gain on sale of foreclosed
     real estate                                                                          -                       650
                                                                                   -----------            -----------

               TOTAL NONINTEREST INCOME                                                 86,022                 81,885
                                                                                   -----------            -----------

NONINTEREST EXPENSE
   Compensation and benefits                                                           423,786                354,638
   Occupancy and equipment expense                                                     142,352                106,517
   Insurance premiums                                                                  208,873                 69,365
   Other                                                                               249,986                273,956
                                                                                   -----------            -----------

               TOTAL NONINTEREST EXPENSE                                             1,024,997                804,476
                                                                                   -----------            -----------

               INCOME (LOSS) BEFORE INCOME TAXES                                      (131,588)                38,816

INCOME TAX EXPENSE (BENEFIT)                                                           (67,128)                 7,974
                                                                                   -----------            -----------

               NET INCOME (LOSS)                                                   $   (64,460)           $    30,842
                                                                                   ===========            ===========


See accompanying notes.

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
                       Years Ended June 30, 1997 and 1996





                                                                                        NET UNREALIZED
                                                                                        GAIN (LOSS) ON
                                                                                          SECURITIES
                                                                    RETAINED            AVAILABLE-FOR-
                                                                    EARNINGS                 SALE                 TOTAL
                                                                   --------------------------------------------------------


BALANCE AT JULY 1, 1995                                            $ 2,097,608          $     3,718            $ 2,101,326

Change in unrealized gain (loss) on
   securities available-for-sale,
   net of applicable income tax
   benefit of $ (31,278)                                                  -                 (45,011)               (45,011)

Net income                                                              30,842                 -                    30,842
                                                                   -----------          -----------            -----------

BALANCE AT JUNE 30, 1996                                             2,128,450              (41,293)             2,087,157

Change in unrealized gain (loss) on
   securities available-for-sale, net
   of applicable income taxes of
   $ 19,571                                                               -                  21,098                 21,098

Net income (loss)                                                      (64,460)                -                   (64,460)
                                                                   -----------          -----------            -----------

BALANCE AT JUNE 30, 1997                                           $ 2,063,990          $   (20,195)           $ 2,043,795
                                                                   ===========          ===========            ===========



See accompanying notes.

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 1997 and 1996

                                                                                          1997                  1996
                                                                                                           (As Restated)
                                                                                       -----------          -----------
OPERATIONS

   Net income (loss)                                                                  $   (64,460)         $    30,842
   Adjustments to reconcile
      net income (loss) to net cash provided
      by operating activities:
        Amortization of:
           Deferred loan origination fees                                                  (4,411)             (13,367)
           Premiums and discounts on loans
              and investment securities                                                     2,010                5,808
        Provision for loan losses                                                         136,039               35,142
        (Gain) loss on sales of
           real estate owned                                                                 -                    (650)
        Net (gain) loss on sales of
           securities available-for-sale                                                    1,608                 (969)
        Depreciation of premises
            and equipment                                                                  53,170               41,859
        (Increase) decrease in:
           Accrued interest receivable                                                    (64,035)             (67,082)
           Other assets                                                                   (63,121)             (16,563)
           Income taxes receivable                                                          3,537               30,483
           Deferred income taxes                                                          (62,909)              12,395
        Increase (decrease) in:
           Accrued expenses and
              other liabilities                                                            53,826                8,238
                                                                                      -----------          -----------

NET CASH PROVIDED (USED) BY OPERATIONS                                                     (8,746)              66,136
                                                                                      -----------          -----------


INVESTMENT ACTIVITIES

   Purchases of securities held-to-maturity                                            (4,710,730)          (9,665,088)
   Proceeds from maturities of and principal
      repayments on securities held-to-maturity                                         3,595,776            5,151,167
   Purchases of securities available-for-sale                                                   -             (503,594)
   Proceeds from maturities of
      and principal repayments on
      securities available-for-sale                                                       439,033              393,280
   Proceeds from sales of securities available-
      for-sale                                                                            231,369              675,969
   Net loan originations and principal
      repayments on loans                                                              (1,093,900)          (1,010,211)
   Proceeds from sales of real estate owned                                                  -                 160,827
   Capitalized improvements on real estate owned                                             -                  (2,150)
   Net (purchase) sale of Federal
      Home Loan Bank stock                                                                (20,100)               6,400
   Purchases of premises and equipment                                                    (38,243)            (809,049)
                                                                                      -----------          -----------

NET CASH USED BY INVESTMENT ACTIVITIES                                                 (1,596,795)          (5,602,449)
                                                                                      -----------          -----------


See accompanying notes.

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 1997 and 1996

                                                                                          1997                  1996
                                                                                                           (As Restated)
                                                                                      ------------         -----------
FINANCING ACTIVITIES
   Net increase in deposits                                                           $    248,984         $ 2,377,906
   Net proceeds from FHLB advances                                                       3,000,000                -
   Net decrease in advances from borrowers
      for taxes and insurance                                                              (44,670)            (62,438)
                                                                                      ------------         -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                3,204,314           2,315,468
                                                                                      ------------         -----------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                                             1,598,773          (3,220,845)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                                  1,206,031           4,426,876
                                                                                      ------------         -----------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                                     $  2,804,804         $ 1,206,031
                                                                                      ============         ===========


SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
   Interest on deposits, advances,
      and other borrowings                                                            $  1,299,115         $ 1,235,757
   Income taxes                                                                       $       -            $      -

Noncash investing and financing activities:

      Transfer from loans to real estate owned                                        $       -            $   106,949

      Transfers from securities held to maturity
        to securities available-for-sale,
        at amortized cost                                                             $       -            $ 2,564,286

      Total increase (decrease) in unrealized
        gain (loss) on securities
        available-for-sale                                                            $     40,669         $   (76,289)

      Less: income tax expense (benefit)                                                   (19,571)             31,278
                                                                                      ------------         -----------

      Net increase (decrease) in unrealized
        gain (loss) on securities
        available-for-sale                                                            $     21,098         $   (45,011)
                                                                                      ============         ===========


See accompanying notes.

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Workingmens Savings Bank and Subsidiary (the "Bank") and the methods of applying those policies conform with generally accepted accounting principles. The accounting and reporting policies and the methods of applying those policies which significantly affect the determination of financial position, results of operations, and cash flows are summarized below.

Nature of Operations

Workingmens Savings Bank, F.S.B. is a federally chartered, Savings Association Insurance Fund (SAIF) insured mutual savings bank conducting its business from its two locations in the Northside section of the City of Pittsburgh and South Hills suburb of Pittsburgh. The Bank's principal sources of revenue emanate from its portfolio of residential real estate mortgage loans and investment securities.

The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (FDIC) and the Office of Thrift Supervision (OTS).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

A majority of the Bank's loan portfolio consists of single-family residential loans in the Pittsburgh area. The regional economy is currently stable and consists of various types of industry. Real estate prices in this market are also stable, however, the ultimate collectibility of a substantial portion of the Bank's loan portfolio are susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans and foreclosed real estate, further reductions in the carrying amounts of loans and foreclosed assets may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically, review the estimated losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997



Principles of Consolidation

The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiary, Workingmens Service Corporation. Intercompany balances and transactions have been eliminated. Workingmens Service Corporation is currently inactive and its impact on the consolidated financial statements is insignificant.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Bank considers cash on hand and deposits in other financial institutions with an original maturity of ninety
(90) days or less to be cash and cash equivalents.

Investment and Mortgage-Backed Securities

The Bank follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Bank has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Debt securities not classified as held-to-maturity are classified as available-for- sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of retained earnings.

The amortized cost of debt securities classified as held-to-maturity or available-for- sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in gain (loss) on sale of investments. The cost of securities sold is based on the specific identification method.

In October, 1994 the Financial Accounting Standards Board ("FASB") issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS No. 119 established disclosures about derivatives and other financial instruments. Derivatives are various instruments used to construct a transaction that is derived from and reflects the underlying value of assets, other instruments or various indices. The primary purpose of derivatives, which include such items as forward contracts, interest rate swaps, options and futures, is to transfer price risk associated with the fluctuations in asset values rather than to borrow or lend funds. At present, the Bank does not invest in such derivative instruments for trading, investing, hedging or other purposes.

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997



Loans Receivable

Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan-origination fees.

Loan origination fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.

Uncollected interest on loans is periodically reviewed. An allowance is established based on management's periodic evaluation for interest deemed uncollectible. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower is able to make periodic interest and principal repayments, as scheduled, in which case the loan is returned to accrual status.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. While management believes it uses the best information available to make evaluations, future adjustments to the allowances may be necessary if circumstances differ substantially from the assumptions used in making the evaluations.

Effective July 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures." These Statements prescribe recognition criteria for loan impairment, generally related to commercial loans, and multi-family real estate loans, and measurement methods for certain impaired loans and all loans whose terms are modified in trouble debt restructurings subsequent to the adoption of these Statements. A loan is considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement.

Management has determined that first mortgage loans on one-to-four family properties, home equity, second mortgage loans, and all consumer loans are large groups of smaller-balance homogenous loans are to be collectively evaluated. Accordingly, such loans are outside the scope of Statement Nos. 114 and 118.

Management considers an insignificant delay, which is determined as 90 days by the Bank, will not cause a loan to be classified as impaired. A loan is not impaired during a period of delay in payment if the Bank expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. All loans identified as impaired are evaluated independently by management.

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997





Under this Standard, the Bank estimates credit losses in impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral. Statement No. 118 amends Statement No. 114 to permit a creditor to use existing methods for recognizing interest income in impaired loans eliminating the income recognition provisions of Statement No. 114. Prior to 1995, the credit losses related to these loans were estimated based on undiscounted cash flows or the fair value of the underlying collateral. The adoption of the statements did not have a material effect on the Bank's financial position or results of operations.

Real Estate Owned

Real estate acquired by foreclosure or voluntary deed in lieu of foreclosure is initially carried at the lower of fair value minus estimated disposal costs or the balance of the loan on the property at the date of acquisition. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. Subsequent costs directly related to the development or improvement of real estate are capitalized. Other costs of maintaining real estate ($ 0 and $ 8,014 in fiscal years 1997 and 1996, respectively) are charged to income as incurred and are reported in "Other Noninterest Expense."

Federal Home Loan Bank Stock

Investment in stock of a Federal Home Loan Bank is required by law of every federally insured savings and loan or savings bank. The investment is carried at cost. No ready market exists for the stock, and it has no quoted market value.

Premises and Equipment

Land is carried at cost. Buildings, leasehold improvements, and furniture, fixtures, and equipment are carried at cost, less accumulated depreciation and amortization. Buildings, leasehold improvements, and furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets (ranging from 5 to 70 years).

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997



Income Taxes

The Bank and its subsidiary follow the practice of filing federal consolidated income tax returns. Income taxes are allocated to the Bank as though separate returns are being filed.

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, estimated losses on foreclosed real estate, and accumulated depreciation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Pension Plan

The Bank has a pension plan covering substantially all employees. It is the policy of the Bank to fund the maximum amount that can be deducted for federal income tax purposes but in amounts not less than the minimum amounts required by law.

Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts present do not represent the underlying value of the Bank.

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximate those assets' fair values.

Investment and mortgage-backed securities: Fair values for investments and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997





Loans: The fair values for loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The carrying amount of accrued interest receivable approximates its fair value.

Federal Home Loan Bank (FHLB) Stock: No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, the carrying amount is deemed to be a reasonable estimate of fair value.

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The carrying amount of accrued interest payable approximates fair value.

Federal Home Loan Bank (FHLB) advances: Fair values of FHLB advances are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

Advances from borrowers for taxes and insurance: The carrying amount of advances from borrowers for taxes and insurance approximate fair value.

Off-Balance sheet items: Fair value of these items approximate their contractual amounts.

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997





NOTE B - SECURITIES HELD-TO-MATURITY

The amortized cost and estimated fair values of securities held-to-maturity as of June 30, are as follows:


                                                                              1997
                                           ------------------------------------------------------------------------
                                                                    GROSS             GROSS
                                            AMORTIZED             UNREALIZED        UNREALIZED             FAIR
                                              COST                  GAINS             LOSSES               VALUE
                                           ---------------  -------------------  ----------------  ----------------

U.S. Government and
   government agency
   obligations                             $ 11,882,290           $  22,193         $  (46,412)        $ 11,858,071

Collateralized mortgage
   obligations:
     Government agency                           73,843                -                (2,221)              73,443

     Private                                     51,323                -                  (400)              49,102
                                           ------------           ---------         ----------         ------------

                                           $ 12,007,456           $  22,193         $  (49,033)        $ 11,980,616
                                           ============           =========         ==========         ============

                                                                              1996
                                           ------------------------------------------------------------------------
                                                                   GROSS              GROSS
                                            AMORTIZED            UNREALIZED         UNREALIZED            FAIR
                                              COST                 GAINS              LOSSES              VALUE
                                           ---------------  -------------------  ----------------  ----------------

U.S. Government and
   government agency
   obligations                             $ 10,744,807           $   9,138          $ (116,383)       $ 10,637,562

Collateralized mortgage
   obligations                                 147,274                 -                 (2,776)            144,498
                                          ------------            ---------          ----------        ------------

                                          $ 10,892,081            $   9,138          $ (119,159)       $ 10,782,060
                                          ============            =========          ==========        ============

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


The amortized cost and approximate fair values of securities held-to-maturity at June 30, 1997, by contractual maturity are shown below. Collateralized mortgage obligations are not due at a single maturity date; periodic payments are received on these securities based on the payment patterns of the underlying collateral.

                                                                                    AMORTIZED               FAIR
                                                                                       COST                 VALUE
                                                                                  ------------         ------------
Due from one year to five years                                                   $  4,598,978         $  4,581,286
Due from five years to ten years                                                     5,586,816            5,566,669
Due after 10 years                                                                   1,696,496            1,710,116
                                                                                  ------------         ------------

                                                                                  $ 11,882,290         $ 11,858,071
                                                                                  ============         ============

In November of 1995, the Financial Accounting Standards Board allowed financial institutions to perform a one-time reassessment of the appropriateness of the classifications of all securities held at that time. Any transfers from the held-to- maturity classification as a result of this one-time reassessment would not question the Bank's intent and ability to hold other debt securities to maturity in the future. Accordingly, the Bank transferred securities held-to-maturity with an amortized cost of $ 2,564,286 to securities available-for-sale.

NOTE C - SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of securities available-for-sale as of June 30, are as follows:

                                                                              1997
                                              --------------------------------------------------------------------
                                                                    GROSS             GROSS
                                               AMORTIZED          UNREALIZED        UNREALIZED
                                                 COST               GAINS             LOSSES            FAIR VALUE
                                              -----------         --------          ---------          -----------
Mortgage-backed securities:
   Federal Home Loan Mortgage
     Corporation                              $    90,610         $  1,281          $    -             $    91,891

   Government National Mortgage
     Association                                1,352,482           19,660             (2,407)           1,369,735

   Federal National Mortgage
     Association                                  456,103             -               (12,629)             443,474

FHLMC Preferred Stock                             256,750             -                (8,000)             248,750

Corporate Bonds/Notes                             499,267             -               (12,687)             486,580

Collateralized mortgage
   obligations:
     Government Agency                             58,146             -               (14,537)              43,609
                                              -----------         --------          ---------          -----------

                                              $ 2,713,358         $ 20,941          $ (50,260)         $ 2,684,039
                                              ===========         ========          =========          ===========

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

                                                                              1996
                                              --------------------------------------------------------------------

                                                                    GROSS             GROSS
                                               AMORTIZED          UNREALIZED        UNREALIZED
                                                 COST               GAINS             LOSSES            FAIR VALUE
                                              -----------         --------          ---------          -----------

Mortgage-backed securities:
   Federal Home Loan Mortgage
     Corporation                              $   235,181         $     -           $     (186)        $   234,995

   Government National
      Mortgage Association                      1,581,105             15,004            (6,849)          1,589,260

   Federal National
      Mortgage Association                        502,050               -              (22,559)            479,491

FHLMC Preferred Stock                             256,750              2,000            (3,750)            255,000

Municipal bonds                                   227,898               -               (2,683)            225,215

Corporate notes                                   499,181               -              (18,852)            480,329

Collateralized mortgage
   obligations                                     85,634               -              (32,113)             53,521
                                              -----------         ----------        ----------         -----------

                                              $ 3,387,799         $   17,004        $  (86,992)        $ 3,317,811
                                              ===========         ==========        ==========         ===========


At June 30, 1997, securities available-for-sale with an amortized cost of $499,267 and estimated fair values of $ 486,580 mature from one year to five years. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity date; periodic payments are received on these securities based on the payment patterns of the underlying collateral. FHLMC preferred stock shares do not have a maturity date, however, these shares may be called at a future date.

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997






NOTE D - LOANS AND REAL ESTATE

Loans and real estate at June 30, are summarized as follows:

                                                                                       1997                   1996
                                                                                  ------------            ------------
   First mortgage loans:
     Secured by 1-to-4 family residences                                          $ 11,034,886            $ 10,482,481
     Secured by over 4 family units                                                  1,294,595               1,350,604
     Commercial                                                                        598,866                 665,797
  Home equity and second mortgage loans                                              1,213,212                 855,454
  Lease pools                                                                            4,043                   6,337
   Share loans                                                                         396,133                 172,527
   Consumer loans                                                                      267,773                 185,154
   Real estate owned                                                                      -                       -
                                                                                  ------------            ------------

                                                                                    14,809,508              13,718,354
   Allowance for loan losses                                                          (208,791)                (75,694)
   Deferred loan origination fees                                                       (9,721)                (13,936)
                                                                                  ------------            ------------

                                                                                  $ 14,590,996            $ 13,628,724
                                                                                  ============            ============


The Bank conducts its business through two offices located in Pittsburgh, Pennsylvania. As of June 30, 1997, the majority of the Bank's loan portfolio was secured by properties located in this region. The Bank evaluates each customer's credit worthiness on a case-by-case basis. Collateral held includes mortgages on residential and income-producing properties. The Bank does not believe it has significant concentration of credit risk to any one group of borrowers given its underwriting and collateral requirements.

In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", no loans in non-homogenous groups were determined to be impaired for the year ended or as of June 30, 1997. Commercial real estate, multi-family residential and participation loans are included in the non-homogenous group.

First mortgage loans which are contractually past due ninety days or more total approximately $ 743,000 at June 30, 1997. The amount the Bank will ultimately realize from these loans could differ materially from their carrying value because of unanticipated future developments affecting the underlying collateral or the borrower's ability to repay the loans. If collection efforts are unsuccessful, these loans will be subject to foreclosure proceedings in the ordinary course of business. Management believes that the Bank has adequate collateral on these loans and additional losses are not expected to occur in the event of foreclosure.

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997



Activity in the allowance for loan losses at June 30, is summarized as follows:

                                                                                       1997                   1996
                                                                                   -----------            ------------

      Beginning balance                                                            $    75,694            $     89,010
      Provision for loan losses                                                        136,039                  35,142
      Charge-offs                                                                       (4,091)                (58,636)
      Recoveries                                                                         1,149                  10,178
                                                                                   -----------            ------------

      Ending balance                                                               $   208,791            $     75,694
                                                                                   ===========            ============


In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers, directors, and their affiliates (totalling $ 74,397 at June 30, 1997). In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank.

NOTE E - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following at June 30:

                                                                                       1997                   1996
                                                                                   -----------            ------------
Loans                                                                              $   156,714            $     88,352
Investments                                                                            217,602                 187,073
                                                                                   -----------            ------------

                                                                                       374,316                 275,425
Allowance for uncollectible
   interest                                                                            (74,847)                (39,991)
                                                                                   -----------            ------------

                                                                                   $   299,469            $    235,434
                                                                                   ===========            ============

NOTE F - PREMISES AND EQUIPMENT

Premises and equipment at June 30, are summarized as follows:

                                                                                       1997                   1996
                                                                                   -----------            -----------
   Cost:
      Land                                                                         $   121,027            $   121,027
      Buildings and improvements                                                       991,989                977,976
      Furniture, fixtures, and
        equipment                                                                      394,689                370,459
                                                                                   -----------            -----------

                                                                                     1,507,705              1,469,462
      Accumulated depreciation                                                        (450,038)              (396,868)
                                                                                   -----------            -----------

                                                                                   $ 1,057,667            $ 1,072,594
                                                                                   ===========            ===========

In November of 1995, the Bank opened the South Hills branch office at a total cost including equipment of approximately $ 890,000.

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


NOTE G - DEPOSITS

Deposits at June 30, are summarized as follows:

                                                                 1997                                    1996
                                                 -------------------------------------   -------------------------------------
                                                        WEIGHTED                               WEIGHTED
                                                        AVERAGE                                 AVERAGE
                                                          RATE                AMOUNT             RATE                 AMOUNT
                                                        ---------        -------------         ---------          ------------

NOW accounts                                                 0.00%          $1,613,841              0.00  %         $1,440,445
Passbook savings                                             3.19           10,295,942              3.18             9,998,620
                                                         --------          -----------          --------           -----------
                                                             2.76%          11,909,783              2.77  %         11,439,065
                                                         --------          -----------          --------            ----------
Certificates of deposit:
   3.00% to 3.99%                                            3.00                3,675              0.00                     0
   4.00% to 4.99%                                            4.96            1,952,445              4.62             2,150,893
   5.00% to 5.99%                                            5.42            8,797,914              5.55            11,132,426
   6.00% to 6.99%                                            6.24            4,574,096              6.63             2,664,629
   7.00% to 7.99%                                            7.09            1,167,862               7.2               769,778
                                                         --------          -----------          --------           -----------
                                                             5.71%          16,495,992              5.68%           16,717,726
                                                         --------          -----------          --------           -----------

                                                             4.47%         $28,405,775               4.5%          $28,156,791
                                                         ========          ===========          ========           ===========



At June 30, 1997, the aggregate maturities of certificates of deposit in fiscal years 1998 through 2002 is $ 11,180,988, $ 1,914,225, $ 1,529,209, $ 1,017,860
and $ 853,710, respectively. The aggregate amount of certificates in denominations of $ 100,000 or more totaled $ 1,766,018.

Deposits in excess of $ 100,000 are not insured by the Savings Association Insurance Fund (SAIF).

At June 30, 1997, the Bank had deposits from its officers and directors totalling $ 335,841.

Interest expense and accrued interest payable on deposits consisted of the following at June 30:

                                                       ACCRUED INTEREST PAYABLE                    INTEREST EXPENSE
                                                 -------------------------------------   -------------------------------------
                                                       1997                 1996              1997                  1996
                                                 ----------------      ---------------   ---------------      ----------------

Passbook savings                                    $       1,561        $       1,530      $    319,945           $   328,500
Certificate accounts                                       51,068               37,500           926,503               927,767
                                                   --------------        -------------     -------------         -------------

     Total interest on deposits                      $     52,629         $     39,030        $1,246,448            $1,256,267
                                                     ============         ============       ===========           ===========

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997




NOTE H - ADVANCES FROM FEDERAL HOME LOAN BANK

At June 30, 1997, the Bank had the following outstanding advances from the Federal Home Loan Bank (FHLB):

                                ISSUE           MATURITY        INTEREST
                                 DATE             DATE            RATE              AMOUNT
                               -------------------------------------------------------------
                               10/25/96         10/25/01          5.78%          $ 1,000,000
                                3/19/97         12/19/01          5.86%            1,000,000
                                3/26/97          9/26/97          5.93%            1,000,000
                                                                                 -----------

                                                                                 $ 3,000,000
                                                                                 ===========


Certain mortgage loans are pledged as collateral on the outstanding advances. The Bank had no outstanding advances at June 30, 1996.


NOTE I - PENSION PLAN

The Bank has a qualified, noncontributory defined benefit retirement plan covering substantially all of its employees. The benefits are based on each employee's years of service up to a maximum of 25 years, and the average of the highest five consecutive annual salaries excluding the four years prior to retirement. The benefits are reduced by a specified percentage for each year of participation less than 25 years. An employee becomes fully vested upon completion of six years of qualifying service.

The following table sets forth the plan's funded status as the latest dates valuations were prepared:

                                                                           JUNE 30,          NOVEMBER
                                                                             1997            30, 1996
                                                                          ---------          ---------

Vested accumulated benefit obligation                                     $ 230,341          $ 254,152
Nonvested accumulated benefit obligation                                      1,280              2,750
                                                                          ---------          ---------

Accumulated benefit obligation                                              231,621            256,902
Effect of projected salary increases                                             (1)            99,981
                                                                          ---------          ---------

Projected benefit obligation                                                231,620            356,883
Fair value of plan assets                                                   315,032            277,899
                                                                          ---------          ---------

Plan assets in excess of project benefit
   obligation (unfunded projected benefit
   obligation)                                                               83,412            (78,984)
Unrecognized net (gain) loss                                                (97,685)            58,294
Unrecognized net obligation                                                   1,310              1,432
                                                                          ---------          ---------

Prepaid pension cost (pension liability)                                  $ (12,963)         $ (19,258)
                                                                          =========          =========

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997





The  following  table  represents  certain   significant   assumptions  used  in
determining the actuarial present value of the projected benefit obligations and the net periodic pension costs at June 30, 1997 and November 30, 1996:

                                                                            1997               1996
                                                                          --------           --------
Weighted average discount rate used to
   calculate benefit obligations                                           7.00%               7.00%
Assumed rate of future compensation
   increases                                                               4.00%               4.00%
Expected long-term rate of return of
   plan assets                                                             7.50%               7.50%

Components of net pension cost are as follows:


                                                                             1997               1996
                                                                          ---------          ---------

Service cost                                                              $  27,982          $  25,447
Interest cost                                                                25,378             22,543
Actual return on plan assets                                                (11,197)           (22,232)
Net amortization on deferrals                                                (5,766)             6,639
                                                                          ---------          ---------

Net periodic pension cost                                                 $  36,397          $  32,397
                                                                          =========          =========

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997




NOTE J - INCOME TAXES

Income tax expense (benefit) for the years ended June 30, is summarized as follows:

                                                                             1997                1996
                                                                          ---------          -----------
   Federal:
      Current (benefit)                                                   $  (1,935)         $   (1,838)
      Deferred                                                              (65,193)              9,812
                                                                          ---------          ----------

                                                                          $ (67,128)         $    7,974
                                                                          =========          ==========

   State:
      Current                                                             $    -             $     -
                                                                          =========          ==========

   Totals:
      Current (benefit)                                                   $  (1,935)         $   (1,838)
      Deferred                                                              (65,193)              9,812
                                                                          ---------          ----------

                                                                          $ (67,128)         $    7,974
                                                                          =========          ==========


The differences between actual income tax expense (benefit) and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes for the years ended June 30, are reconciled as follows:

                                                                             1997               1996
                                                                          ---------          ----------

Computed income tax expense (benefit)                                     $ (44,740)         $  13,197
Increase (decrease) resulting in:
   Tax-exempt income                                                         (7,271)           (15,614)
   Other, net                                                               (15,117)            10,391
                                                                          ---------          ---------

Actual income tax
   expense (benefit)                                                      $ (67,128)         $   7,974
                                                                          =========          =========

   Effective tax (benefit) rate                                               (51.0)%             20.5%
                                                                          =========          =========


                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997



The components of net deferred tax assets and liabilities at June 30, are as follows:


                                                                1997                    1996
                                                             ---------               ---------
Deferred tax assets:
   Loan origination fees, net                                $   2,873               $   2,254
   Allowance for loan losses                                    61,712                  12,245
   Accrued pension expense                                       3,831                   2,408
   Net operating loss carryforward                               8,768                    -
   State net operating loss carryforward                        39,000                  16,000
   Unrealized loss on securities
      available-for-sale                                         9,124                  28,695
                                                             ---------               ---------

                                                               125,308                  61,602
                                                             ---------               ---------


Deferred tax liabilities:
   Premises and equipment                                      (12,748)                 (3,218)
   Accrued interest receivable                                 (21,134)                (31,182)
   Section 481(a) adjustment - loan fees                          -                     (2,114)
                                                             ---------               ---------

                                                               (33,882)                (36,514)
                                                             ---------               ---------

                                                                91,426                  25,088
                                                             ---------               ---------

Valuation allowance                                            (39,000)                (16,000)
                                                             ---------               ---------

Net deferred asset                                           $  52,426               $   9,088
                                                             =========               =========


The Bank's annual addition to its reserve for bad debts allowed under the Internal Revenue Code may differ significantly from the bad debt expense used for financial statement purposes. Such bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserves are used for purposes other than to absorb bad debt losses. Since the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided on the amount of bad debt reserves for tax purposes that arose in tax years beginning before December 31, 1987, in accordance with SFAS No. 109. Therefore, retained earnings at June 30, 1997 and 1996, includes approximately $ 143,000, representing such bad debt deductions for which no deferred income taxes have been provided.

The use of the reserve method of accounting for thrift bad debt reserves has been repealed for the tax year beginning after June 30, 1996. The law provides that all thrifts must recapture into taxable income their post-1987 excess reserves over a six-year period. Since the Bank has no such excess reserves, no provision for income tax was needed to be recorded for the year ended June 30, 1997.

The Bank has available Pennsylvania net operating loss carryforwards of approximately $ 340,000. This carryforward can be utilized in fiscal years 1998 through 2000. The deferred tax benefit associated with this loss carryforward is approximately $ 39,000. This benefit has been fully reserved.

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997






NOTE K - INTEREST AND DIVIDEND INCOME ON INVESTMENTS

Interest and dividend  income on investments  consisted of the following at June
30:

                                                                      1997                   1996
                                                                  -----------             ---------

   Taxable interest income                                        $   997,135             $ 724,332
   Nontaxable interest income                                           5,120                37,075
   Dividends                                                           19,698                19,698
                                                                  -----------             ---------

                                                                  $ 1,021,953             $ 781,105
                                                                  ===========             =========



NOTE L - OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense amounts are summarized as follows:

                                                                            YEARS ENDED
                                                                              JUNE 30,
                                                                  ---------------------------------
                                                                     1997                    1996
                                                                  ---------               ---------
   Service charges and other fees:
      Bank service charges and fees                               $  69,344               $  55,344
      Loan late charges                                              13,621                  16,512
      Insurance commissions                                             365                     585
                                                                  ---------               ---------

                                                                  $  83,330               $  72,441
                                                                  =========               =========

   Other noninterest expense:
      Service bureau expense                                      $  63,949               $  58,972
      FHLB bank account expense                                      44,144                  41,235
      Advertising and promotion                                      12,644                  28,284
      Loan expenses                                                  15,939                  17,266
      Real estate owned expense                                           -                   8,014
      Dues and subscriptions                                          7,019                   8,331
      ATM expense                                                    18,974                   7,478
      Professional and supervisory fees                              29,308                  31,790
      Printing, stationery, and supplies                             15,519                  19,096
      Telephone and postage                                          16,376                  15,956
      Seminars and training                                           1,037                   1,994
      Other insurance                                                16,376                  17,839
      Miscellaneous                                                   8,701                  17,701
                                                                  ---------               ---------

                                                                  $ 249,986               $ 273,956
                                                                  =========               =========

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997




NOTE M - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. The financial commitments of the Bank are as follows:

The Bank has outstanding commitments to originate loans as follows:

                                                                     1997                    1996
                                                                  ---------               ---------

First mortgage loans                                              $ 106,000               $ 158,000
Secured consumer (unused
  lines of credit) loans                                          $ 386,000               $ 323,000


The range of interest rates on fixed rate first mortgage loan commitments was 8.00% to 8.25% at June 30, 1997.

NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual notional amount of those instruments (See Note
M). The Bank uses the same credit policies in making commitments and conditional obligations as it does for on- balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, upon extension of credit, varies and is based on management's credit evaluation of the counterparty.

NOTE O - DEPOSIT INSURANCE ASSESSMENT

The Bank incurred an expense for the year ended June 30, 1997 for the one-time special assessment levied by the omnibus appropriation bill to recapitalize the SAIF insurance fund. The special assessment for deposit insurance premiums was approximately $ 161,000, with an after tax impact of approximately $ 108,000. Effective January 1, 1997, the Bank began paying reduced premium assessments in accordance with the new SAIF assessment rates.

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997



NOTE P - FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Bank's financial instruments as of June 30, are as follows:

                                                       1997                                   1996
                                        --------------------------------        -------------------------------
                                          CARRYING              FAIR              CARRYING              FAIR
                                           AMOUNT              VALUE               AMOUNT              VALUE
                                        ------------        ------------        ------------       ------------
Financial assets:
   Cash and cash
   equivalents                          $  2,804,804        $  2,804,804        $  1,206,031       $  1,206,031

   Investment and mortgage-
     backed securities                    14,691,495          14,664,657          14,209,892         14,099,871

   Loans                                  14,590,996          14,794,171          13,628,724         14,333,010

   FHLB stock                                153,300             153,300             133,200            133,200

   Accrued interest
     receivable                              299,469             299,469             235,434            235,434

Financial liabilities:
   Deposits                               28,405,775          28,445,929          28,156,791         28,192,010

   FHLB advances                           3,000,000           3,000,000               -                   -

   Advances from borrowers
     for taxes and
     insurance                               233,818             233,818             278,488            278,488

NOTE Q - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary regulator, The Office of Thrift Supervision (OTS). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measure of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 1997, the most recent notification from the OTS categorized the Bank as "well capitalized". To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                          WORKINGMENS SAVINGS BANK, FSB
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

                                                                                   FOR CAPITAL                TO BE WELL
                                                      ACTUAL                   ADEQUACY PURPOSES:             CAPITALIZED
                                           -------------------------       ------------------------- ---------------------------
                                            AMOUNT            RATIO          AMOUNT           RATIO       AMOUNT         RATIO
                                           ---------         -------       ---------          ------ ----------------  ---------

As of June 30, 1997

  Total Risk-Based Capital
     (to Risk-Weighted Assets)             2,240,315          15.88        1,128,480           8.00   1,410,600           10.00

  Tier I Capital
     (to Risk-Weighted Assets)             2,063,990          14.63          564,240           4.00     846,360            6.00

  Tier I Capital
     (to Adjusted Total Assets)            2,063,990           6.11        1,351,886           4.00   1,689,833            5.00

  Tangible Capital
     (to Adjusted Total Assets)            2,063,990           6.11          506,950           1.50     506,950            1.50

As of June 30, 1996

  Total Risk-Based Capital
     (to Risk-Weighted Assets)             2,204,144          17.26        1,021,360           8.00   1,276,700           10.00

  Tier I Capital
     (to Risk-Weighted Assets)             2,128,450          16.67          510,680           4.00     766,020            6.00

  Tier I Capital
     (to Adjusted Total Assets)            2,128,450           6.96        1,223,275           4.00   1,529,094            5.00

  Tangible Capital
     (to Adjusted Total Assets)            2,128,450           6.96          458,728           1.50     458,728            1.50

Under the framework, the Association's capital levels do not allow the Bank to accept brokered deposits without prior approval from regulators.

                 WORKINGMENS SAVINGS BANK, F.S.B. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997





NOTE R - SUBSEQUENT EVENT - CONVERSION

On August 27, 1997, the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. As part of the conversion, the Bank became and was renamed Workingmens Bank, a wholly owned subsidiary of WSB Holding Company which was formed in June 1997. WSB Holding Company offered and sold to various parties in a subscription offering 330,600 shares of its common stock. Net proceeds from the stock offering was approximately $ 3,000,000.


NOTE S - PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Bank's June 30, 1996 financial statements, management became aware that the Bank's defined benefit pension plan expense was understated. This understatement was due to the Bank's method of recording pension expense without the use of a current actuarial valuation in accordance with SFAS No. 87.

The effect on net income of adjustments to the previously issued financial statements for the year ending June 30, 1996 is, as follows:

      Net income as previously reported                                                          $ 34,651
      Adjustments:
         Pension expense                                                                           (6,217)
         Income tax expense                                                                         2,408
                                                                                                 --------

             Net income as restated                                                              $ 30,842
                                                                                                 ========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

         Not applicable.


                                    PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons:
                 Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

         Section 16(a) of the 1934 Act requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership of the Common Stock, on Forms 3, 4 and 5, with the Securities and Exchange Commission ("SEC") and to provide copies of those Forms 3, 4 and 5 to the Company. The Company is not aware of any beneficial owner of more than ten percent of its Common Stock. Based upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with during the 1997 fiscal year.

Item 10.          Executive Compensation
----------------------------------------

         The following table sets forth the cash and non-cash compensation awarded to or earned by the chief executive officer. No other executive officer of either the Bank or the Company had a salary and bonus during the years ended June 30, 1997 and 1996 that exceeded $100,000 for services rendered in all capacities to the Bank or the Company.

                                               Annual Compensation
                                               -------------------

Name and                     Fiscal                                       Other Annual
Principal Position            Year         Salary         Bonus          Compensation(1)
------------------            ----         ------         -----          ---------------

Robert Neudorfer              1997        $61,000        $4,000              $   --
President                     1996         61,000         2,750                  --


1) Aggregate value does not exceed the lesser of $50,000 or 10% of Mr. Neudorfer's salary.

Item 11. Security Ownership of Certain Beneficial Owners and Management as of August 27, 1997
--------------------------------------------------------------------------------

                                                                                                    Percent of Shares of
                                                                      Amount and Nature of              Common Stock
Name and Address of Beneficial Owner                                  Beneficial Ownership              Outstanding
------------------------------------                                  --------------------              -----------
Workingmens Bank
Employee Stock Ownership Plan ("ESOP")
807 Middle St.
Pittsburgh, Pennsylvania 15212 (1)                                            26,448                        8.0%

Jeffrey L. Gendell
Tontine Partners, L.P.
31 West 52nd Street, 17th Floor
New York, New York 10019 (2)                                                  33,050                        9.9%

All directors and officers of the Company as a group (7                       70,894                       21.4%
persons) (3)

 -------------------------------------
(1) The ESOP purchased such shares for the exclusive benefit of plan participants with funds borrowed from the Company. These shares are held in a suspense account and will be allocated among ESOP participants annually on the basis of compensation as the ESOP debt is repaid. The ESOP Committee consisting of certain non-employee directors or the Board instructs the ESOP Trustee regarding investment of ESOP plan assets. The ESOP Trustee must vote all shares allocated to participant accounts under the ESOP as directed by participants. Unallocated shares and shares for which no timely voting direction is received, will be voted by the ESOP Trustee as directed by the ESOP Committee.

(2) Based upon a Schedule 13D filed with the Securities and Exchange Commission, dated September 2, 1997, for which shared voting and and dispositive power is shown with respect to 33,050 shares.

(3) Includes shares of Common Stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole voting and investment power, unless otherwise indicated. Excludes 26,448 shares held by the ESOP over which certain non-employee directors, as trustees to the ESOP, exercise shared voting and investment power. Such individuals disclaim beneficial ownership with respect to such shares held by the ESOP.

Item 12.          Certain Relationships and Related Transactions
----------------------------------------------------------------

         The Bank, like many financial institutions, has followed a policy of granting various types of loans to officers, directors, and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank's other customers, and do not involve more than the normal risk of collectibility, or present other unfavorable features.


Item 13.          Exhibits, List, and Reports on Form 8-K
---------------------------------------------------------


          (a)(3) List of Exhibits:

          3(i)   Restated Articles of Incorporation of WSB Holding Company *
          3(ii)  Bylaws of WSB Holding Company **
           4     Specimen Stock Certificate **
          10     Employment Agreement between the Bank and Robert Neudorfer **
          21     Subsidiaries of the Registrant (See "General")
          27     Financial Data Schedule (electronic filing only)

----------------------------
* Incorporated by reference to the Form 8A (File No. 0-22997) declared effective by the SEC on August 21, 1997.

** Incorporated by reference to the registration statement on Form SB-2 (File No. 333- 29389) declared effective by the SEC on July 15, 1997.

     (b)  Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 26, 1997.

                             WSB HOLDING COMPANY



                             By: /s/Robert Neudorfer
                                 -----------------------------------------------
                                 Robert Neudorfer
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 26, 1997.

/s/Robert Neudorfer                               /s/Joseph J. Manfred
-----------------------------------------------   ------------------------------
Robert Neudorfer                                  Joseph J. Manfred
President, Chief Executive Officer and Director   Chairman of the Board
(Principal Executive and Financial Officer)

/s/Ronald W. Moreschi                             /s/Stanford H. Rosenberg
-----------------------------------------------   ------------------------------
Ronald W. Moreschi                                Stanford H. Rosenberg
Treasurer and Chief Financial Officer             Vice President and Director
(Principal Accounting Officer)

/s/John P. Mueller                                /s/Johanna C. Guehl
-----------------------------------------------   ------------------------------
John P. Mueller                                   Johanna C. Guehl
Director                                          Director

/s/John T. Ringland
-----------------------------------------------
John T. Ringland
Director