Form 10QSB
period 1997-09-30
WSB HOLDING CO
filed 1997-11-07
CIK 1040790

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB



(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ------------

                         Commission File Number 0-22997

                               WSB HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



        Pennsylvania                                    23-2908963
-------------------------------            -------------------------------------
(State or othe jurisdiction of             I.R.S. Employer Identification Number
 incorporation or organization)


807 Middle Street, Pittsburgh, Pennsylvania       15212
-------------------------------------------      ---------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (412) 231-7297
                                                     --------------

      Indicate by check mark whether the registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                X  Yes                  No
                                               ---                  ---

      As of September 30, 1997, there were 330,600 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

      Transitional small business disclosure format:

                                                   Yes               X  No
                                               ---                  ---

                       WSB HOLDING COMPANY AND SUBSIDIARY
                            PITTSBURGH, PENNSYLVANIA


                                TABLE OF CONTENTS



                                                                            PAGE

PART I -       FINANCIAL INFORMATION

Item 1.        Financial Statements

   Consolidated Balance Sheets - (Unaudited) as of
     September 30, 1997 and June 30, 1997                                      3

   Consolidated Statements of Income - (Unaudited) for
     the three months ended September 30, 1997 and 1996                        4

   Consolidated Statements of Cash Flows - (Unaudited)
     for the three months ended September 30, 1997 and 1996                    5

   Notes to (unaudited) Consolidated Financial Statements                      7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10-12

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                              13

Item 2.        Changes in Securities and use of Proceeds                      13

Item 3.        Defaults Upon Senior Securities                                13

Item 4.        Submission of Matters to a Vote of Security Holders            13

Item 5.        Other Information                                              13

Item 6.        Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                    14





                                       (2)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                     ASSETS

                                                                  September 30,          June 30,
                                                                      1997                 1997
                                                                  ------------         ------------

Cash and cash equivalents:
   Interest bearing                                               $  4,654,344         $  2,547,897
   Non-interest bearing                                                346,667              256,907
Securities held-to-maturity (estimated fair
   value of $ 12,138,093 and $ 11,980,618)                          12,110,919           12,007,456
Securities available-for-sale, at fair value                         2,371,913            2,684,039
Loans and real estate, (net of allowance
   for loan losses of $ 217,490 and $ 208,791)                      14,557,232           14,590,996
Federal Home Loan Bank stock, at cost                                  153,300              153,300
Accrued interest receivable                                            265,900              299,469
Premises and equipment, net                                          1,043,428            1,057,667
Other assets                                                            89,304              146,503
Deferred income taxes                                                   43,896               52,426
                                                                  ------------         ------------

  TOTAL ASSETS                                                    $ 35,636,903         $ 33,796,660
                                                                  ============         ============




                      LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                                          $ 28,463,500         $ 28,405,775
Federal Home Loan Bank advances                                      2,000,000            3,000,000
Advances from borrowers for taxes and insurance                        141,895              233,818
Accrued expenses and other liabilities                                 122,294              113,272
Accrued income taxes                                                     5,373                 -
                                                                  ------------         ------------

  TOTAL LIABILITIES                                                 30,733,062           31,752,865
                                                                  ------------         ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock ($ .10 par value, 1,000,000 shares
     authorized, none outstanding)                                        -                   -
   Common stock ($ .10 par value, 4,000,000 shares
     authorized; 330,600 shares issued and outstanding
     at September 30, 1997)                                             33,060                -
   Paid-in capital                                                   3,021,533                -
   Retained earnings, substantially restricted                       2,112,418            2,063,990
   Net unrealized gain (loss) on securities
     available-for-sale, net of applicable
     income taxes of $ (594) and $ (9,124)                                (890)             (20,195)
   Unearned Employee Stock Ownership Plan shares (ESOP)               (262,280)                -
                                                                  ------------         ------------

    TOTAL STOCKHOLDERS' EQUITY                                       4,903,841            2,043,795
                                                                  ------------         ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 35,636,903         $ 33,796,660
                                                                  ============         ============

See accompanying notes to the unaudited consolidated financial statements.

                                       (3)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                       1997                   1996
                                                                                   ----------             --------
INTEREST AND DIVIDEND INCOME
   Loans                                                                           $  316,266          $  289,231
   Investments                                                                        259,479             233,945
   Other interest earning assets                                                       69,930              24,389
                                                                                   ----------          ----------

               TOTAL INTEREST AND DIVIDEND INCOME                                     645,675             547,565
                                                                                   ----------          ----------

INTEREST EXPENSE
   Deposits                                                                           332,670             320,925
   Advances from FHLB                                                                  43,928                 588
                                                                                   ----------          ----------

               TOTAL INTEREST EXPENSE                                                 376,598             321,513
                                                                                   ----------          ----------

               NET INTEREST INCOME                                                    269,077             226,052

PROVISION FOR LOAN LOSSES                                                               8,700               9,624
                                                                                   ----------          ----------

               NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES                                            260,377             216,428
                                                                                   ----------          ----------

NONINTEREST INCOME
   Service charges and other fees                                                      20,812              21,300
   Income from real estate rental                                                         975               1,125
                                                                                   ----------          ----------

               TOTAL NONINTEREST INCOME                                                21,787              22,425
                                                                                   ----------          ----------

NONINTEREST EXPENSE
   Compensation and benefits                                                          117,880              93,830
   Occupancy and equipment expense                                                     34,688              30,735
   Insurance premiums                                                                   6,248             181,204
   Other                                                                               69,547              61,601
                                                                                   ----------          ----------

               TOTAL NONINTEREST EXPENSE                                              228,363             367,370
                                                                                   ----------          ----------

               INCOME (LOSS) BEFORE INCOME TAXES                                       53,801            (128,517)

INCOME TAX EXPENSE (BENEFIT)                                                            5,373             (64,935)
                                                                                   ----------          ----------

               NET INCOME (LOSS)                                                   $   48,428          $  (63,582)
                                                                                   ==========          ==========

EARNINGS PER SHARE (since inception)                                                  $ .16                    N/A
                                                                                      =====                    ===


See accompanying notes to the unaudited consolidated financial statements.

                                       (4)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                          1997                1996
                                                                                      ----------          ------------
OPERATIONS

   Net income (loss)                                                                  $   48,428           $  (63,582)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Amortization of:
           Deferred loan origination fees                                                   (826)                (657)
           Premiums and discounts on loans
              and investment securities                                                   (2,767)               1,200
           Unearned ESOP shares                                                            2,915                 -
        Provision for loan losses                                                          8,700                9,624
        Depreciation of premises and equipment                                            14,239               13,239
        (Increase) decrease in:
           Accrued interest receivable                                                    33,569              (11,542)
           Other assets                                                                   57,199               (4,204)
           Deferred income taxes                                                            -                 (84,088)
        Increase (decrease) in:
           Accrued expenses and other liabilities                                          9,022              157,566
           Accrued income taxes                                                            5,373                6,157
                                                                                      ----------           ----------

NET CASH PROVIDED BY OPERATIONS                                                          175,852               23,713
                                                                                      ----------           ----------


INVESTING ACTIVITIES

   Purchases of securities held-to-maturity                                           (2,650,000)          (1,200,000)
   Proceeds from maturities of and principal
      repayments on securities held-to-maturity                                        2,546,537              886,700
   Proceeds from maturities of and principal
      repayments on securities available-for-sale                                        342,728               85,349
   Net loan originations and principal
      repayments on loans                                                                 25,890              (96,013)
   Capitalized improvements on real estate owned                                            -                  (2,150)
   Purchases of premises and equipment                                                      -                 (17,573)
                                                                                      ----------           ----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                         265,155             (343,687)
                                                                                      ----------           ----------




See accompanying notes to the unaudited consolidated financial statements.

                                       (5)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                          1997                 1996
                                                                                      ------------         ------------


FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                      57,725             (403,984)
   Net increase (decrease) FHLB advances                                                (1,000,000)           1,000,000
   Proceeds from issuance of common stock                                                3,041,520                 -
   Payment of conversion costs                                                            (252,122)                -
   Net decrease in advances from borrowers
      for taxes and insurance                                                              (91,923)             (79,090)
                                                                                      ------------         ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                1,755,200              516,926
                                                                                      ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                2,196,207              196,952

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           2,804,804            1,206,031
                                                                                      ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $  5,001,011         $  1,402,983
                                                                                      ============         ============


SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
   Interest on deposits, advances,
      and other borrowings                                                            $    369,305         $    318,892
   Income taxes                                                                       $       -            $       -



See accompanying notes to the unaudited consolidated financial statements.

                                       (6)

                       WSB HOLDING COMPANY AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





NOTE A - ORGANIZATION

WSB Holding Company (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania for the purpose of becoming the holding company of Workingmens Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. The Company commenced operations on August 27, 1997, the date of a Subscription Offering of its shares in connection with the conversion of the Savings Bank (the "Conversion"). The financial statements of the Bank are presented on a consolidated basis with those of the Company.

The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly owned subsidiary, Workingmens Service Corporation
(WSC). The impact of WSC on the consolidated financial statements is insignificant.

NOTE B - BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three month period ended September 30, 1997 is not necessarily indicative of the results which may be expected for the entire year or any other interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1997 which are included in the Form SB-2 (file no. 333-29389).

NOTE C - EARNINGS PER SHARE

Earnings per share amounts for the three month period ended September 30, 1997 are based on the average number of shares outstanding throughout the periods, except that the initial issue has been given an effective date of July 1, 1997. No comparative amounts have been presented for the three month period ended September 30, 1996 because no shares were outstanding during the period. Unallocated ESOP shares are not considered as outstanding for purposes of this calculation.
















                                       (7)

                       WSB HOLDING COMPANY AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





NOTE D - STOCKHOLDERS' EQUITY

The Company was incorporated under Pennsylvania law in June 1997 to acquire and hold all the outstanding common stock of the Bank, as part of the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. In connection with the conversion, which was consummated on August 27, 1997, the Company issued and sold 330,600 shares of common stock at a price of $ 10.00 per share for total net proceeds of $ 3,053,878 after conversion expenses of $ 252,122. The Company retained $ 1,416,520 of the proceeds and used the remaining proceeds to purchase the newly issued capital stock of the Bank in the amount of $ 1,372,878 and a loan to the ESOP of $ 264,480.

The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by federal and state regulations.

At the time of conversion, the Bank established a liquidation account in an amount equal to its retained income as reflected in the latest consolidated balance sheet used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock.

NOTE E - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the conversion  discussed in Note D, an Employee Stock Ownership Plan
(ESOP) was established for all employees who have completed one year of service and have attained the age of 21. The ESOP borrowed $ 264,480 from the Company and used the funds to purchase 26,448 shares of common stock of the Company issued in the offering. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of 10 years. On September 30, 1997, the loan had an outstanding balance of $ 264,480 and an interest rate of 8.5%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of seven years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released.










                                       (8)

                       WSB HOLDING COMPANY AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





For the three months ended September 30, 1997, compensation from the ESOP of $ 2,915 was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At September 30, 1997, the ESOP had 220 allocated shares and 26,228 unallocated shares.

The ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.


NOTE F - ASSET QUALITY

At September 30, 1997, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $ 831,000. Nonperforming loans were 5.6% of total loans at September 30, 1997. Total nonperforming assets as a percent of total assets at September 30, 1997 was 2.3%.


























                                       (9)

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



General

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" and "Bank" include WSB Holding Company and/or Workingmens Bank as appropriate.

Comparison of Financial Condition at September 30, 1997 and June 30, 1997.

Total consolidated  assets increased by approximately 1.8 million,  or 5.4% to $
35.6 million at September 30, 1997 from $ 33.8 million at June 30, 1997. The increase in total assets was primarily attributable to the net proceeds received from the initial public offering.

Savings deposits remained consistent from June 30, 1997 to September 30, 1997, while total interest bearing liabilities decreased $ 1 million, or 3.0% to $
30.5 million at September 30, 1997 from $ 31.4 million at June 30, 1997. The decrease reflects a $ 1 million repayment on borrowings from the FHLB.

Comparison of Results of Operations for the three months ended September 30, 1997 and 1996.

Net Income. Net income increased $ 112,000 from a loss of $ 64,000 for the three months ended September 30, 1996 to a profit of $ 48,000 for the three months ended September 30, 1997. The change was primarily the result of the 1996 recognition of the one-time SAIF special insurance assessment in the amount of $108,000 (after taxes).

Net Interest Income. Net interest income increased $ 43,000 or 19.0% from $ 226,000 for the three months ended September 30, 1996 to $ 269,000 for the three months ended September 30, 1997. The improvement in net interest income primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities for the Company of $ 1.4 million or 179% for the three months ended September 30, 1997 as compared to 1996. This was primarily as a result of the proceeds from the stock offering. The interest rate spread remained consistent at 2.97% for three months ending September 30, 1997 and 1996.

Provision for Loan Losses. At September 30, 1997, we had loans totalling $831,000 in our loan portfolio that were classified as nonperforming loans, on which we are not receiving any interest. Of this amount, payment of $665,000 was due from one borrower on June 30, 1997 and was not received. This borrower held 16 individual loans that ranged from $30,000 to $100,000 and were secured by one- to four-family residences in the city of Pittsburgh. Subsequent to June 30, 1997, this borrower declared bankruptcy. The bankruptcy proceeding might delay foreclosure proceedings for a prolonged period of time. If so, we will lose the ability to use any monies that we might receive from the sale of these properties and there is no guarantee that the value of these properties will be maintained or that the value of the properties received from foreclosure will be sufficient to pay the amounts outstanding on these loans. While we believe our loan loss allowance is adequate, there can be no assurance that our allowance for loan loss will be adequate to cover significant losses that we might incur in the future. Also, risks associated with these loans and losses incurred on these loans might result in higher provisions for loan losses in the future.








                                      (10)

Noninterest Expense. Our noninterest expense decreased by $ 139,000 or 37.9% from $ 367,000 for the three months ended September 30, 1996 to $ 228,000 for the three months ended September 30, 1997. The decrease was primarily attributable to a decrease in our insurance premiums due the 1996 one-time special SAIF assessment of $ 161,000 offset by an increase in our compensation, pension and ESOP expenses of $ 24,000.

A great deal of information has been disseminated about the global computer year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of the Bank. Date processing is also essential to most other financial institutions and many other companies. All of the material data processing of the Bank that could be affected by this problem is provided by a third party service bureau. The service bureau of the Bank has advised the Bank that it expects to resolve this potential problem before the year 2000. However, if the service bureau is unable to resolve this potential problem in time, the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Bank.

Income Tax Expense (Benefit). Our income tax expense for the three months ended September 30, 1997 was $ 5,000 compared to a benefit of $ 65,000 for the three months ended September 30, 1996. The $ 70,000 change in expense was the result of pre-tax income increasing by $ 183,000, which was primarily the result of the SAIF special insurance assessment and the increase in our net interest income offset by an increase in our compensation and benefits. Additionally, we invest in tax-exempt securities which provides us with nontaxable income.

Liquidity and Capital Resources

The Company's primary sources of funds are new deposits, proceeds from principal and interest payments of loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At September 30, 1997, the Bank had obligations to fund outstanding loan commitments of approximately $472,000.

At September 30, 1997, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at September 30, 1997, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.
















                                      (11)

The Bank exceeded all of its capital requirements at September 30, 1997. The Bank had the following capital ratios at September 30, 1997:



                                 (IN THOUSANDS)

                                                                           For Capital               Categorized as
                                               Actual                  Adequacy Purposes            "Well Capitalized"
                                      ------------------------      -----------------------     ----------------------------
                                       Amount           Ratio        Amount           Ratio       Amount           Ratio
                                      ------------------------      -----------------------     ----------------------------
As of September 30, 1997:

Total Risk-Based Capital
   (To risk weighted assets)            $ 3,664          25.4%       $ 1,152           8.0%      $ 1,445          10.0%


Tier I Capital
  (To risk weighted assets)             $ 3,484          24.1%         $ 578           4.0%        $ 867           6.0%


Tier I Capital
   (To total assets)                    $ 3,484           9.8%       $ 1,425           4.0%      $ 1,782           5.0%


Tangible Capital
   (To total assets)                    $ 3,484           9.8%         $ 535           1.5%      $ 1,782           5.0%




                                      (12)

Part II.      OTHER INFORMATION


Item 1.       Legal Proceedings
              -----------------

              From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.       Changes in Securities and use of Proceeds
              -----------------------------------------

              (d)       Use of Proceeds

              (1) The effective date of the Form SB-2 was July 15, 1997 and the Commission file number was 333-29389.

              (2)       The Offering commenced on July 25, 1997.

              (3)       Not applicable.

              (4)       (i)         The Offering has terminated but did not terminate before the sale of all securities registered;

                        (ii)        The name of the managing underwriter: Trident Securities,
                                    Inc;

                        (iii)       Common stock, par value $.10 per share was registered;

                        (iv)        Amount registered - 330,600 shares;
                                    Aggregate price of offering amount
                                    registered  -  $3,306,000;
                                    Amount  sold - 330,600 shares;
                                    Aggregate offering price of the stock
                                    sold to date - $3,306,000;

                        (v) Expenses of the offering which were direct or indirect payments to others:

                                    Underwriting discounts and commissions -
                                    $60,000;
                                    Expenses paid to and for underwriters -
                                    $26,694;
                                    Other Expenses - $165,428 (Estimate);
                                    Total Expenses - $252,122 (Estimate);

                        (vi)        Net offering proceeds - $3,053,878;

                        (vii)       Direct or indirect payments to affiliates -

                                    Loan to ESOP of subsidiary bank - $264,480;
                                    Purchase outstanding stock of subsidiary bank -
                                    $1,372,878;
                                    Short Term investments - Passbook savings
                                    account of subsidiary bank - $1,416,520;

                        (vii)       Not applicable.

Item 3.    Defaults Upon Senior Securities
           -------------------------------

              None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

              None

Item 5.    Other Information
           -----------------

              None

                                      (13)

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------


         (a)

              (3)(i)          Articles of  Incorporation  of WSB Holding Company (incorporated by reference  to the  registration statement on Form SB-2 (333-29389).

              (3)(ii)         Bylaws of  Incorporation  of WSB  Holding  Company (incorporated by reference  to the  registration statement on Form SB-2 (333-29389).

              (4)             Specimen Stock Certificate of WSB Holding Company (incorporated by reference to the registration statement on Form SB-2 (333-
                              29389).

              (10)            Form of employment agreement with Robert Neudorfer (incorporated by reference to the registration statement on Form SB-2 (333-
                              29389).

              (27)            Financial Data Schedule (electronic filing only)

          (b)                 Reports on Form 8-K

                              None.




                                      (14)

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WSB Holding Company



Date:    November 7, 1997               By /s/ Robert D. Neudorfer
       ------------------                    --------------------
                                               Robert D. Neudorfer, President



Date:    November 7, 1997               By /s/ Ronald W. Moreschi
       ------------------                     -------------------
                                               Ronald W. Moreschi
                                               Vice President and Treasurer




                                      (15)