Form 10QSB
period 1997-12-31
WSB HOLDING CO
filed 1998-02-11
CIK 1040790

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            -----------------------

                                  FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ---------------

                         Commission File Number 0-22997

                              WSB HOLDING COMPANY
            --------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

       Pennsylvania                                              23-2908963
-------------------------------                           ---------------------
(State or other jurisdiction of                              I.R.S. Employer
 incorporation or organization)                           Identification Number

807 Middle Street, Pittsburgh, Pennsylvania                        15212
-------------------------------------------                    -------------
(Address of principal executive offices)                          Zip Code

Registrant's telephone number, including area code:    (412) 231-7297
                                                       --------------

      Indicate by check mark whether registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                               X   Yes                No
                                              ----                ----

      As of February 6, 1998, there were 330,660 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other class of common equity outstanding.

      Transitional small business disclosure format:

                                                   Yes             X  No
                                             -----               ----

                       WSB HOLDING COMPANY AND SUBSIDIARY
                            PITTSBURGH, PENNSYLVANIA


                               TABLE OF CONTENTS



                                                                         PAGE
                                                                         ----

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

  Consolidated Balance Sheets - (Unaudited) as of
    December 31, 1997 and June 30, 1997                                   3

  Consolidated Statements of Income - (Unaudited) for
    the six months ended December 31, 1997 and 1996                       4

  Consolidated Statements of Income - (Unaudited) for
    the three months ended December 31, 1997 and 1996                     5

  Consolidated Statements of Cash Flows - (Unaudited)
    for the six months ended December 31, 1997 and 1996                   6

  Notes to (Unaudited) Consolidated Financial Statements                  8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            11-14

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                15

Item 2.   Changes in Securities and use of Proceeds                        15

Item 3.   Defaults Upon Senior Securities                                  15

Item 4.   Submission of Matters to a Vote of Security Holders              15

Item 5.   Other Information                                                15

Item 6.   Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                 16





                                      (2)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS

                                                         December 31,     June 30,
                                                             1997           1997
                                                        -------------  ------------
Cash and cash equivalents:
  Interest bearing                                      $  2,611,515   $  2,547,897
  Non-interest bearing                                       435,650        256,907
Securities held-to-maturity (estimated fair
  value of $ 13,370,364 and $ 11,980,618)                 13,325,367     12,007,456
Securities available-for-sale, at fair value               3,309,595      2,684,039
Loans and real estate, (net of allowance
  for loan losses of $ 194,249 and $ 208,791)             14,989,630     14,590,996
Foreclosed real estate                                         2,500           -
Federal Home Loan Bank stock, at cost                        153,300        153,300
Accrued interest receivable                                  187,330        299,469
Premises and equipment, net                                1,031,941      1,057,667
Other assets                                                 102,201        146,503
Deferred income taxes                                         22,264         52,426
                                                        ------------   ------------

  TOTAL ASSETS                                          $ 36,171,293   $ 33,796,660
                                                        ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                                $ 29,873,950   $ 28,405,775
Federal Home Loan Bank advances                            1,000,000      3,000,000
Advances from borrowers for taxes and insurance              269,153        233,818
Accrued expenses and other liabilities                       116,782        113,272
Accrued income taxes                                          14,569           -
                                                        ------------   ------------

  TOTAL LIABILITIES                                       31,274,454     31,752,865
                                                        ------------   ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock ($ .10 par value, 1,000,000 shares
    authorized, none outstanding)                               -             -
  Common stock ($ .10 par value, 4,000,000 shares
    authorized; 330,600 shares issued and outstanding
    at December 31, 1997)                                     33,060          -
  Paid-in capital                                          2,984,675          -
  Retained earnings, substantially restricted              2,126,476      2,063,990
  Net unrealized gain (loss) on securities
    available-for-sale, net of applicable
    income taxes of $ 1,118 and $ (9,124)                      8,295        (20,195)
  Unearned Employee Stock Ownership Plan shares (ESOP)      (255,667)          -
                                                        ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                             4,896,839      2,043,795
                                                        ------------   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 36,171,293   $ 33,796,660
                                                        ============   ============



See accompanying notes to the unaudited consolidated financial statements.

                                       (3)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              Six Months Ended
                                                                December 31,
                                                             1997          1996
                                                         ----------    ----------
INTEREST AND DIVIDEND INCOME
  Loans                                                  $  640,130    $  583,019
  Investments                                               497,606       493,937
  Other interest earning assets                             151,752        43,826
                                                         ----------    ----------

          TOTAL INTEREST AND DIVIDEND INCOME              1,289,488     1,120,782
                                                         ----------    ----------

INTEREST EXPENSE
  Deposits                                                  673,660       631,015
  Advances from FHLB                                         68,147        26,769
                                                         ----------    ----------

          TOTAL INTEREST EXPENSE                            741,807       657,784
                                                         ----------    ----------

          NET INTEREST INCOME                               547,681       462,998

PROVISION FOR LOAN LOSSES                                    16,321        19,633
                                                         ----------    ----------

          NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES                       531,360       443,365
                                                         ----------    ----------

NONINTEREST INCOME
  Service charges and other fees                             41,275        43,312
  Net gain (loss) on sale of securities
    available-for-sale                                         -           (1,608)
  Income from real estate rental                              1,900         2,250
                                                         ----------    ----------

          TOTAL NONINTEREST INCOME                           43,175        43,954
                                                         ----------    ----------

NONINTEREST EXPENSE
  Compensation and benefits                                 238,612       185,935
  Occupancy and equipment expense                            67,884        67,384
  Insurance premiums                                         14,502       198,118
  Other                                                     156,562       122,508
                                                         ----------    ----------

          TOTAL NONINTEREST EXPENSE                         477,560       573,945
                                                         ----------    ----------

          INCOME (LOSS) BEFORE INCOME TAXES                  96,975       (86,626)

INCOME TAX EXPENSE (BENEFIT)                                 34,489       (52,800)
                                                         ----------    ----------

          NET INCOME (LOSS)                              $   62,486    $  (33,826)
                                                         ==========    ==========

EARNINGS PER COMMON SHARE (since inception)              $      .21          N/A
                                                         ==========     ==========



See accompanying notes to the unaudited consolidated financial statements.

                                       (4)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended
                                                                December 31,
                                                             1997           1996
                                                         ----------     --------
INTEREST AND DIVIDEND INCOME
  Loans                                                  $  323,864    $  293,788
  Investments                                               238,127       259,992
  Other interest earning assets                              81,822        19,437
                                                         ----------     ---------

          TOTAL INTEREST AND DIVIDEND INCOME                643,813       573,217
                                                         ----------     ---------

INTEREST EXPENSE
  Deposits                                                  340,990       310,090
  Advances from FHLB                                         24,219        26,181
                                                         ----------     ---------

          TOTAL INTEREST EXPENSE                            365,209       336,271
                                                         ----------     ---------

          NET INTEREST INCOME                               278,604       236,946

PROVISION FOR LOAN LOSSES                                     7,621        10,009
                                                         ----------     ---------

          NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES                       270,983       226,937
                                                         ----------     ---------

NONINTEREST INCOME
  Service charges and other fees                             20,463        22,012
  Net gain (loss) on sale of securities
    available-for-sale                                         -           (1,608)
  Income from real estate rental                                925         1,125
                                                         ----------     ---------

          TOTAL NONINTEREST INCOME                           21,388        21,529
                                                         ----------     ---------

NONINTEREST EXPENSE
  Compensation and benefits                                 120,732        92,105
  Occupancy and equipment expense                            33,196        36,649
  Insurance premiums                                          8,254        16,914
  Other                                                      87,015        60,907
                                                         ----------     ---------

          TOTAL NONINTEREST EXPENSE                         249,197       206,575
                                                         ----------     ---------

          INCOME BEFORE INCOME TAXES                         43,174        41,891

INCOME TAX EXPENSE                                           29,116        12,135
                                                         ----------     ---------

          NET INCOME                                     $   14,058     $  29,756
                                                         ==========     =========

EARNINGS PER COMMON SHARE (since inception)              $      .05          N/A
                                                         ==========     =========

See accompanying notes to the unaudited consolidated financial statements.

                                       (5)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Six Months Ended
                                                                  December 31,
                                                               1997         1996
                                                          -----------   ------------
OPERATIONS

  Net income (loss)                                       $    62,486   $   (33,826)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Amortization of:
        Deferred loan origination fees                         (2,005)       (1,341)
        Premiums and discounts on loans
         and investment securities                             (4,209)        2,329
        Net loss on sale of securities
         available-for-sale                                      -            1,608
        Unearned ESOP shares                                   12,170          -
      Provision for loan losses                                16,321        19,633
      Depreciation of premises and equipment                   27,224        26,478
      (Increase) decrease in:
        Accrued interest receivable                           112,139        61,308
        Other assets                                           44,302         7,134
        Deferred income taxes                                  19,920       (87,848)
      Increase (decrease) in:
        Accrued expenses and other liabilities                  3,510        10,425
        Accrued income taxes                                   14,569          -
                                                          -----------   -----------

NET CASH PROVIDED BY OPERATIONS                               306,427         5,900
                                                          -----------   -----------


INVESTING ACTIVITIES

  Purchases of securities held-to-maturity                 (5,900,000)   (1,200,000)
  Proceeds from maturities of and principal
    repayments on securities held-to-maturity               4,586,298       903,477
  Proceeds from sale of securities
    available-for-sale                                           -          231,369
  Purchases of securities available-for-sale               (1,000,000)         -
  Proceeds from maturities of and principal
    repayments on securities available-for-sale               413,176        76,357
  Net loan originations and principal
    repayments on loans                                      (415,450)     (228,893)
  Capitalized improvements on real estate owned                  -           (2,150)
  Net purchase of FHLB stock                                     -          (16,800)
  Purchases of premises and equipment                          (1,498)      (19,374)
                                                          -----------   -----------

NET CASH USED BY INVESTING ACTIVITIES                      (2,317,474)     (256,014)
                                                          ===========   ===========


See accompanying notes to the unaudited consolidated financial statements.

                                       (6)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Six Months Ended
                                                                   December 31,
                                                                1997          1996
                                                             ------------  -----------

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                         1,468,175      (499,156)
  Net increase (decrease) FHLB advances                      (2,000,000)    2,000,000
  Proceeds from issuance of common stock                      3,041,520          -
  Payment of conversion costs                                  (291,622)         -
  Net increase (decrease) in advances from
    borrowers for taxes and insurance                            35,335       (19,075)
                                                           ------------  ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     2,253,408     1,481,769
                                                           ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       242,361     1,231,655

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                2,804,804     1,206,031
                                                           ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $  3,047,165  $  2,437,686
                                                           ============  ============


SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
  Interest on deposits, advances,
    and other borrowings                                   $    641,200  $   751,209
  Income taxes                                             $     20,000  $       -

Transfer from loans to real estate
  acquired through foreclosure                             $      2,500  $       -


See accompanying notes to the unaudited consolidated financial statements.

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

NOTE B - BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the six month and three month periods ended December 31, 1997 is not necessarily indicative of the results which may be expected for the entire year or any other interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1997 which are included in the Form 10KSB (file no. 0-22997).

NOTE C - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement redefines the standards for computing earnings per share (EPS) previously found in Accounting Principles Board opinion No. 15, Earnings Per Share. Statement 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of income statement for all entities with complex capital structures. Under Statement 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement 128 also requires the restatement of all prior-period EPS data presented. The Company currently maintains a simple capital structure, thus there are no dilutive effects on earnings per share.


                                       (8)

                       WSB HOLDING COMPANY AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE D - STOCKHOLDERS' EQUITY

The Company was incorporated under Pennsylvania law in May 1997 to acquire and hold all the outstanding common stock of the Bank, as part of the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. In connection with the conversion, which was consummated on August 27, 1997, the Company issued and sold 330,600 shares of common stock at a price of $ 10.00 per share for total net proceeds of $ 3,014,378 after conversion expenses of $ 291,622. The Company retained $ 1,124,898 of the proceeds and used the remaining proceeds to purchase the newly issued capital stock of the Bank in the amount of $ 1,625,000 and a loan to the ESOP of $ 264,480.

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

NOTE E - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the conversion  discussed in Note D, an Employee Stock Ownership Plan
(ESOP) was established for all employees who have completed one year of service and have attained the age of 21. The ESOP borrowed $ 264,480 from the Company and used the funds to purchase 26,448 shares of common stock of the Company issued in the offering. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of 10 years. On December 31, 1997, the loan had an outstanding balance of $ 257,867 and an interest rate of 8.5%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of seven years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released.


                                       (9)

                       WSB HOLDING COMPANY AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




For the six months ended December 31, 1997, compensation from the ESOP of $12,170 was expensed. For the three month period ended December 31, 1997, compensation from the ESOP of $ 2,915 was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At December 31, 1997, the ESOP had 881 allocated shares and 25,567 unallocated shares.

The ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.


NOTE F - ASSET QUALITY

At December 31, 1997, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $ 803,000. Nonperforming loans were 5.3% of total loans at December 31, 1997. Total nonperforming assets as a percent of total assets at December 31, 1997 was 2.2%.

During the three months ended December 31, 1997, the Company acquired real estate through foreclosure. Prior to foreclosure, the loan was written down $ 30,863 from its cost of $ 33,363 to its fair value of $ 2,500 (carrying value at December 31, 1997) as a charge-off to the allowance for loan losses.






                                      (10)

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS




General

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" and "Bank" include WSB Holding Company and/or Workingmens Bank as appropriate.

Comparison of Financial Condition at December 31, 1997 and June 30, 1997.

Total consolidated  assets increased by approximately 2.4 million,  or 7.0% to $
36.2 million at December 31, 1997 from $ 33.8 million at June 30, 1997. The increase in total assets was primarily attributable to the net proceeds received from the initial public offering.

Savings deposits increased $ 1.5 million, or 5.2% to $ 29.9 million at December 31, 1997 from $ 28.4 million at June 30, 1997, while other interest bearing liabilities decreased $ 2.0 million which reflects a $ 2.0 million repayment on borrowings from the FHLB.

During the three months ended December 31, 1997, the Company acquired real estate through foreclosure. Prior to foreclosure, the loan was written down $ 30,863 from its cost of $ 33,363 to its fair value of $ 2,500 as a charge-off to the allowance for loan losses. The Company does not anticipate any further reductions in the property's carrying amount.

Comparison of Results of Operations for the six months ended December 31, 1997 and 1996.

Net Income. Net income increased $ 96,000 from a loss of $ 34,000 for the six months ended December 31, 1996 to a profit of $ 62,000 for the six months ended December 31, 1997. The change was primarily the result of the 1996 recognition of the one-time SAIF special insurance assessment in the amount of $ 108,000 (after taxes).

Net Interest Income. Net interest income increased $ 85,000 or 18.3% from $ 463,000 for the six months ended December 31, 1996 to $ 548,000 for the six months ended December 31, 1997. The improvement in net interest income primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities for the Company of $ 2.2 million for the six months ended December 31, 1997 as compared to 1996. This was primarily as a result of the proceeds from the stock offering. The interest rate spread remained consistent at 2.96% for six months ending December 31, 1997 and 1996.

Provision for Loan Losses. At December 31, 1997, we had loans totalling $ 803,000 in our loan portfolio that were classified as nonperforming loans, on which we are not receiving any interest. Of this amount, payment of $665,000 was due from one borrower on June 30, 1997 and was not received. This borrower held 16 individual loans that ranged from $30,000 to $100,000 and were secured by one- to four-family residences in the city of Pittsburgh. Subsequent to June 30, 1997, this borrower declared bankruptcy. The bankruptcy proceeding might delay foreclosure proceedings for a prolonged period of time. If so, we will lose the ability to use any monies that we might receive from the sale of these properties and there is no guarantee that the value of these properties will be maintained or that the value of the properties received from foreclosure will be sufficient to pay the amounts outstanding on these loans. While we believe our loan loss allowance is adequate, there can be no assurance that our allowance for loan loss will be adequate to cover significant losses that we might incur in the future. Also, risks associated with these loans and losses incurred on these loans might result in higher provisions for loan losses in the future.



                                      (11)

Noninterest Expense. Our noninterest expense decreased by $ 96,000 or 16.7% from $ 574,000 for the six months ended December 31, 1996 to $ 478,000 for the six months ended December 31, 1997. The decrease was primarily attributable to a decrease in our insurance premiums due the 1996 one-time special SAIF assessment of $ 161,000 offset by an increase in our compensation and benefits expense of $ 53,000. The increase in our compensation and benefits expense was primarily due to salary increases and related payroll taxes of $27,000, $10,000 in our pension plan expense due to changes in our plan's actuarial assumptions and funding limitations, and $9,000 due to our Employee Stock Ownership Plan.

A great deal of information has been disseminated about the global computer year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of the Bank. Data processing is also essential to most other financial institutions and many other companies. All of the material data processing of the Bank that could be affected by this problem is provided by a third party service bureau. The service bureau of the Bank has advised the Bank that it expects to resolve this potential problem before the year 2000. However, if the service bureau is unable to resolve this potential problem in time, the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Bank.

Based on a preliminary study, the Bank expects to spend approximately $ 2,000 to $ 10,000 from 1998 through 1999 to modify its computer information systems enabling proper processing of transactions relative to the year 2000 and beyond. The Bank continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Bank does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. The amount expensed in 1997 was immaterial.

Income Tax Expense (Benefit). Our income tax expense for the six months ended December 31, 1997 was $ 34,000 compared to a benefit of $ 53,000 for the six months ended December 31, 1996. The $ 87,000 change in expense was the result of pre-tax income increasing by $ 184,000, which was primarily the result of the SAIF special insurance assessment and the increase in our net interest income offset by an increase in our compensation and benefits. Additionally, we invest in tax-exempt securities which provides us with nontaxable income.

Comparison of the Results of the Operations for the Three Months Ended December 31, 1997 and 1996

Net income decreased $ 16,000 from $ 30,000 for the three months ended December 31, 1996 to $ 14,000 for the three months ended December 31, 1997. This decrease is primarily attributed to an increase in net interest income of $ 30,000 due to an increase in the average balance of interest-earning assets over interest-bearing liabilities offset by the $ 29,000 increase in compensation and benefits and a $ 17,000 increase in income tax expense.

Provision for loan losses for the three months ended December 31, 1997 remained consistent with the same three months ended December 31, 1996.

Noninterest income also remained consistent at $ 21,000 for the three months ended December 31, 1997 and 1996.

There was an increase of $ 43,000 in noninterest expense from $ 206,000 as of December 31, 1996 to $ 249,000 as of December 31, 1997. As noted previously, the $ 29,000 increase in compensation and benefits is the primary reason for this increase.



                                      (12)

Liquidity and Capital Resources

The Company's primary sources of funds are new deposits, proceeds from principal and interest payments of loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At December 31, 1997, the Bank had obligations to fund outstanding loan commitments of approximately $ 700,000.

At December 31, 1997, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at December 31, 1997, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.














                                      (13)

The Bank exceeded all of its capital requirements at December 31, 1997. The Bank had the following capital ratios at December 31, 1997:



                                                               (IN THOUSANDS)

                                                                 For Capital             Categorized as
                                          Actual              Adequacy Purposes        "Well Capitalized"
                                    -------------------       ------------------       -------------------
                                    Amount       Ratio        Amount       Ratio       Amount        Ratio
                                    -------------------       ------------------       -------------------

As of December 31, 1997


Total Risk-Basec Capital
  (To risk weighted assets)          $3,940       27.0%        $1,169       8.0%        $1,461        10.0%


Tier I Capital
  (To risk weighted assets)          $3,758       25.7%        $  584       4.0%        $  876         6.0%


Tier I Capital
  (To total assets)                  $3,758       10.7%        $1,406       4.0%        $1,757         5.0%


Tangible Capital
  (To total assets)                  $3,758       10.7%        $  527       1.5%        $1,757         5.0%








                                      (14)

Part II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At December 31, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.


Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         (d)     Use of Proceeds

         (4)
                 (v) Expenses of the offering which were direct or indirect payments to others:

                        Underwriting discounts and commissions - $ 60,000; Expenses paid to and for underwriters - $ 26,694; Other Expenses - $ 204,928 (Actual); Total Expenses - $ 291,622 (Actual);

                 (vi) Net offering proceeds - $ 3,014,378;

                 (vii) Direct or indirect payments to affiliates Loan to ESOP of subsidiary bank - $ 264,480; Purchase outstanding stock of subsidiary bank - $ 1,625,000; Short Term investments - Passbook savings account of subsidiary bank - $ 1,124,898.

                 (vii)  Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)

                 (3) (i)    Restatated  Articles of Incorporation of WSB Holding
                            Company*
                 (3) (ii)   Bylaws of WSB Holding Company**
                 (4)        Specimen Stock Certificate of WSB Holding Company**
                 (10)       Employment  Agreement  between  Workingmens Bank and
                            Robert Neudorfer
                 (27)       Financial Data Schedule (electronic filing only)

------------------------------------

*    Incorporated  by  reference  to the  registration  statement  on  Form  8-A
     (0-22997).
** Incorporated by reference to the registration statement on Form SB-2 (333-29389).

         (b)     Reports on Form 8-K

                        None



                                      (15)

                                     SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WSB Holding Company



Date:  2/11/98                         By /s/Robert D. Neudorfer
      ----------------------              -------------------------------------
                                          Robert D. Neudorfer, President
                                          (Principal Financial Officer)



Date:  2/11/98                         By /s/Ronald W. Moreschi
      ----------------------              -------------------------------------
                                          Ronald W. Moreschi
                                          Vice President and Treasurer
                                          (Principal Accounting Officer)






                                      (16)