Form 10QSB
period 1998-03-31
WSB HOLDING CO
filed 1998-05-12
CIK 1040790

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  -----------

                                   FORM 10-QSB



(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1998

( ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from              to
                                   ------------     -------------

                         Commission File Number 0-22997

                               WSB HOLDING COMPANY
            ---------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



               Pennsylvania                         23-2908963
-----------------------------------    -------------------------------------
(State or other jurisdiction of        I.R.S. Employer Identification Number
 incorporation or organization)


807 Middle Street, Pittsburgh, Pennsylvania          15212
-------------------------------------------         ----------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (412) 231-7297
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


                                              X  Yes              No
                                            -----            ----

    As of May 5, 1998, there were 330,600 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

    Transitional small business disclosure format:

                                                 Yes           X  No
                                           -----            ------

                       WSB HOLDING COMPANY AND SUBSIDIARY
                            PITTSBURGH, PENNSYLVANIA


                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

  Consolidated Balance Sheets - (Unaudited) as of
    March 31, 1998 and June 30, 1997                                           3

  Consolidated Statements of Income - (Unaudited) for
    the nine months ended March 31, 1998 and 1997                              4

  Consolidated Statements of Income - (Unaudited) for
    the three months ended March 31, 1998 and 1997                             5

  Consolidated Statements of Cash Flows - (Unaudited)
    for the nine months ended March 31, 1998 and 1997                          6

  Notes to (Unaudited) Consolidated Financial Statements                       8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 12

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   17

Item 2.   Changes in Securities and use of Proceeds                           17

Item 3.   Defaults Upon Senior Securities                                     17

Item 4.   Submission of Matters to a Vote of Security Holders                 17

Item 5.   Other Information                                                   17

Item 6.   Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                    18





                                      (2)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS

                                                          March 31,      June 30,
                                                            1998           1997
                                                        ------------   ------------

Cash and cash equivalents:
  Interest bearing                                      $  5,593,629   $  2,547,897
  Non-interest bearing                                       327,618        256,907
Securities held-to-maturity (estimated fair
  value of $ 10,090,595 and $ 11,980,618)                 10,062,175     12,007,456
Securities available-for-sale, at fair value               3,417,717      2,684,039
Loans and real estate, (net of allowance
  for loan losses of $ 199,682 and $ 208,791)             16,066,833     14,590,996
Foreclosed real estate                                         2,500           -
Federal Home Loan Bank stock, at cost                        153,300        153,300
Accrued interest receivable                                  212,610        299,469
Premises and equipment, net                                1,028,751      1,057,667
Other assets                                                 110,417        146,503
Deferred income taxes                                          4,538         52,426
                                                        ------------   ------------

  TOTAL ASSETS                                          $ 36,980,088   $ 33,796,660
                                                        ============   ============




                      LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                                $ 30,728,304   $ 28,405,775
Federal Home Loan Bank advances                            1,000,000      3,000,000
Advances from borrowers for taxes and insurance              125,551        233,818
Accrued expenses and other liabilities                       342,095        113,272
Accrued income taxes                                          15,006           -
                                                        ------------   ------------

  TOTAL LIABILITIES                                       32,210,956     31,752,865
                                                        ------------   ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock ($ .10 par value, 1,000,000 shares
    authorized, none outstanding)                               -             -
  Common stock ($ .10 par value, 4,000,000 shares
    authorized; 330,600 shares issued and outstanding
    at March 31, 1998)                                        33,060          -
  Paid-in capital                                          2,987,756          -
  Retained earnings, substantially restricted              2,152,825      2,063,990
  Net unrealized gain (loss) on securities
    available-for-sale, net of applicable
    income taxes of $ 19,614 and $ (9,124)                    52,820        (20,195)
  Unearned Employee Stock Ownership Plan shares (ESOP)      (249,051)          -
  Unearned compensation                                     (208,278)          -
                                                        ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY                             4,769,132      2,043,795
                                                        ------------   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 36,980,088   $ 33,796,660
                                                        ============   ============


See accompanying notes to the unaudited consolidated financial statements.

                                       (3)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Nine Months Ended
                                                                  March 31,
                                                             1998           1997
                                                         ----------     --------
INTEREST AND DIVIDEND INCOME
  Loans                                                  $  964,643    $  861,065
  Investments                                               745,303       746,877
  Other interest earning assets                             212,240        67,389
                                                         ----------    ----------

          TOTAL INTEREST AND DIVIDEND INCOME              1,922,186     1,675,331
                                                         ----------    ----------

INTEREST EXPENSE
  Deposits                                                1,019,339        935,206
  Advances from FHLB                                         82,597         55,046
                                                         ----------     ----------

          TOTAL INTEREST EXPENSE                          1,101,936        990,252
                                                         ----------     ----------

          NET INTEREST INCOME                               820,250        685,079

PROVISION FOR LOAN LOSSES                                    25,797        127,844
                                                         ----------     ----------

          NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES                       794,453       557,235
                                                         ----------    ----------

NONINTEREST INCOME
  Service charges and other fees                             60,596        63,464
  Gain on sale of securities
    available-for-sale                                       14,313           -
  (Loss) on sale of securities
    available-for-sale                                         -           (1,608)
  Income from real estate rental                              3,200         3,200
                                                         ----------    ----------

          TOTAL NONINTEREST INCOME                           78,109        65,056
                                                         ----------    ----------

NONINTEREST EXPENSE
  Compensation and benefits                                 364,060       302,006
  Occupancy and equipment expense                           102,498       101,845
  Insurance premiums                                         22,180       204,411
  Other                                                     260,833       190,010
                                                         ----------     ----------

          TOTAL NONINTEREST EXPENSE                         749,571       798,272
                                                         ----------    ----------

          INCOME (LOSS) BEFORE INCOME TAXES                 122,991      (175,981)

INCOME TAX EXPENSE (BENEFIT)                                 34,156       (85,826)
                                                         ----------     ----------

          NET INCOME (LOSS)                              $   88,835     $ (90,155)
                                                         ==========     ==========

EARNINGS PER COMMON SHARE-BASIC (since inception)           $ .23          N/A
                                                            =====          ===

EARNINGS PER COMMON SHARE-DILUTED (since inception)         $ .23          N/A
                                                            =====          ===



See accompanying notes to the unaudited consolidated financial statements.

                                       (4)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended
                                                                  March 31,
                                                             1998           1997
                                                         ----------     --------
INTEREST AND DIVIDEND INCOME
  Loans                                                  $  324,513    $  278,046
  Investments                                               247,697       252,940
  Other interest earning assets                              60,488        23,563
                                                         ----------    ----------

          TOTAL INTEREST AND DIVIDEND INCOME                632,698       554,549
                                                         ----------    ----------

INTEREST EXPENSE
  Deposits                                                  345,679       304,191
  Advances from FHLB                                         14,450        28,277
                                                         ----------     ----------

          TOTAL INTEREST EXPENSE                            360,129       332,468
                                                         ----------     ----------

          NET INTEREST INCOME                               272,569       222,081

PROVISION FOR LOAN LOSSES                                     9,476       108,211
                                                         ----------     ----------

          NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES                       263,093       113,870
                                                         ----------    ----------

NONINTEREST INCOME
  Service charges and other fees                             19,321        20,152
  Gain on sale of securities
    available-for-sale                                       14,313          -
  Income from real estate rental                              1,300           950
                                                         ----------    ----------

          TOTAL NONINTEREST INCOME                           34,934        21,102
                                                         ----------    ----------

NONINTEREST EXPENSE
  Compensation and benefits                                 125,448       116,071
  Occupancy and equipment expense                            34,614        34,461
  Insurance premiums                                          7,678         6,293
  Other                                                     104,271        67,502
                                                         ----------     ----------

          TOTAL NONINTEREST EXPENSE                         272,011       224,327
                                                         ----------    ----------

          INCOME BEFORE INCOME TAXES                         26,016       (89,355)

INCOME TAX BENEFIT                                             (333)      (33,026)
                                                         ----------     ----------

          NET INCOME                                     $   26,349     $ (56,329)
                                                         ==========     ==========

EARNINGS PER COMMON SHARE-BASIC (since inception)           $ .09          N/A
                                                            =====          ===

EARNINGS PER COMMON SHARE-DILUTED (since inception)         $ .09          N/A
                                                            =====          ===


See accompanying notes to the unaudited consolidated financial statements.

                                       (5)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Nine Months Ended
                                                                    March 31,
                                                               1998         1997
                                                           ----------    ----------
OPERATIONS

  Net income (loss)                                        $   88,835    $  (90,155)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Amortization of:
        Deferred loan origination fees                         (2,919)       (3,608)
        Premiums and discounts on
         investment securities                                (13,468)        3,445
        Net (gain) loss on sale of securities
         available-for-sale                                   (14,313)        1,608
        Unearned ESOP shares                                   21,867          -
        Compensation expense related to RSP                     1,736          -
      Provision for loan losses                                25,797       127,844
      Depreciation of premises and equipment                   40,082        39,717
      (Increase) decrease in:
        Accrued interest receivable                            86,859       (65,654)
        Other assets                                           36,086        14,320
        Income taxes receivable                                  -            3,537
        Deferred income taxes                                  19,150       (87,825)
      Increase (decrease) in:
        Accrued expenses and other liabilities                 18,809        97,131
        Accrued income taxes                                   15,006          -
                                                           ----------    ----------

NET CASH PROVIDED BY OPERATIONS                               323,527        40,360
                                                           ----------    ----------


INVESTING ACTIVITIES

  Purchases of securities held-to-maturity                 (8,700,000)   (4,525,000)
  Proceeds from maturities of and principal
    repayments on securities held-to-maturity              10,658,749     2,424,834
  Proceeds from sale of securities
    available-for-sale                                        173,000       298,392
  Purchases of securities available-for-sale               (1,123,254)         -
  Proceeds from maturities of and principal
    repayments on securities available-for-sale               332,642       273,227
  Net loan originations and principal
    repayments on loans                                    (1,501,215)     (620,970)
  Net purchase of FHLB stock                                     -          (20,100)
  Purchases of premises and equipment                         (11,166)      (29,873)
                                                           ----------    ----------

NET CASH USED BY INVESTING ACTIVITIES                        (171,244)   (2,199,490)
                                                           ----------    ----------



See accompanying notes to the unaudited consolidated financial statements.

                                       (6)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Nine Months Ended
                                                                    March 31,
                                                               1998          1997
                                                           ------------  --------



FINANCING ACTIVITIES
  Net increase (decrease) in deposits                         2,322,529      (297,286)
  Net increase (decrease) in FHLB advances                   (2,000,000)    3,000,000
  Proceeds from issuance of common stock                      3,041,520          -
  Payment of conversion costs                                  (291,622)         -
  Net increase (decrease) in advances from
    borrowers for taxes and insurance                          (108,267)     (156,838)
                                                           ------------  ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     2,964,160     2,545,876
                                                           ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     3,116,443       386,746

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              2,804,804     1,206,031
                                                           ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  5,921,247  $  1,592,777
                                                           ============  ============


SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
  Interest on deposits, advances,
    and other borrowings                                   $  1,117,744  $    979,012
  Income taxes                                             $     25,000  $       -

Transfer from loans to real estate
  acquired through foreclosure                             $      2,500  $       -




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

The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly owned subsidiary, Workingmens Service Corporation
(WSC). The impact of WSC on the consolidated financial statements is not material.

NOTE B - BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the nine month and three month periods ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year or any other interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1997 which are included in the Form 10KSB (file no. 0-22997).

NOTE C - EARNINGS PER SHARE

During 1997,  the Company  adopted the  provisions of the  Financial  Accounting
Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS). SFAS No. 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. All prior period EPS data is required to be restated to confirm with SFAS No. 128.

Basic EPS excludes dilution and is computed by dividing net income by weighted-average shares outstanding. Diluted EPS is computed by dividing net income by weighted-average shares outstanding plus potential common stock resulting from dilutive stock options and Restricted Stock Plan (RSP) shares that have not yet vested.

For purposes of computing weighted-average shares outstanding, unallocated shares under the Company's employee stock ownership plan are not considered outstanding until they are committed to be released for allocation.



                                       (8)

                         WSB HOLDING COMPANY AND SUBSIDIARY
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                               Nine Months    Three Months
                                                  Ended           Ended
                                             March 31, 1998   March 31 1998
                                             --------------   -------------

Net income                                   $  88,835        $  26,349
Less income attributable to pre-
  stock conversion (7/1/97 - 8/26/97)          (18,479)            -
                                             ---------        ---------

Income available to common
  stockholders used in basic and
  diluted EPS                                $  70,356        $  26,349
                                             =========        =========

Weighted average number of shares
  used in basic EPS                            305,033          305,363

Effect of dilutive securities:
  Stock options                                   -                -
  Restricted Stock Plan                           -                -
                                             ---------        ---------

Weighted number of shares and
  dilutive potential common stock
  used in diluted EPS                          305,033          305,363
                                             =========        =========


We revised our EPS calculations for the quarter ended September 30, 1997 and the six months ended December 31, 1997, to reflect earnings from the date of the stock conversion (8/27/97) through the end of the periods instead of previously reported earnings for the entire period as follows:

                                                 As
                                             Previously         As
                                              Reported        Revised
                                             ----------       -------

    9/30/97 Form 10QSB                       $  .16           $  .06
    12/31/97 Form 10QSB                      $  .21           $  .14


The EPS calculation for the quarter ended December 31, 1997 was properly computed as reported on the December 31, 1997 Form 10QSB.



                                       (9)

                         WSB HOLDING COMPANY AND SUBSIDIARY
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





NOTE D - STOCKHOLDERS' EQUITY

The Company was incorporated under Pennsylvania law in May 1997 to acquire and hold all the outstanding common stock of the Bank, as part of the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. In connection with the conversion, which was consummated on August 27, 1997, the Company issued and sold 330,600 shares of common stock at a price of $10.00 per share for total net proceeds of $3,014,378 after conversion expenses of $ 291,622. The Company retained $1,124,898 of the proceeds and used the remaining proceeds to purchase the newly issued capital stock of the Bank in the amount of $ 1,625,000 and a loan to the ESOP of $ 264,480.

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

NOTE E - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the conversion  discussed in Note D, an Employee Stock Ownership Plan
(ESOP) was established for all employees who have completed one year of service and have attained the age of 21. The ESOP borrowed $ 264,480 from the Company and used the funds to purchase 26,448 shares of common stock of the Company issued in the offering. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of 10 years. On March 31, 1998, the loan had an outstanding balance of $ 251,255 and an interest rate of 8.5%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of seven years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released.



                                      (10)

                       WSB HOLDING COMPANY AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





For the nine months ended March 31, 1998, compensation from the ESOP of $ 21,867 was expensed. For the three month period ended March 31, 1998, compensation from the ESOP of $ 9,697 was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At March 31, 1998, the ESOP had 1,541 allocated shares and 24,907 unallocated shares.

The ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

NOTE F - STOCK OPTION PLAN

In March 1998, the Company approved a stock option plan (the "Option Plan") whereby 33,060 authorized shares are reserved for issuance by the Company upon exercise of stock options granted to officers, directors, and employees of the Company from time to time. Options constitute both incentive stock options and nonqualified stock options. Options awarded are exercisable at a rate of 20% annually with the first 20% exercisable on the one-year anniversary of the date of grant. Any shares subject to an award which expires or is terminated unexercised will again be available for issuance. The Option Plan has a term of ten years, unless sooner terminated. The exercise price for the purchase of shares subject to an incentive stock option may not be less than 100 percent of the fair market value of the common stock on the date of grant of such option. The exercise price per share for nonqualified stock options shall be the price as determined by an option committee, but not less than the fair market value of the common stock on the date of grant. On March 16, 1998, 33,060 options were granted under the Option Plan. The fair market value of the Company's common stock on March 16, 1998 was $ 15.75 per share.

The Company applies Accounting Principles Board (APB) Opinion No. 25 in accounting for stock options. On March 16, 1998, the quoted market price of the stock was equal to the exercise price of the stock, accordingly, no compensation cost has been recognized for the nine and three month periods ended March 31, 1998.

NOTE G - RESTRICTED STOCK PLAN

In March 1998, the Bank established a Restricted Stock Plan ("RSP"). Under the terms of the RSP, a total of 13,224 shares of the Company's common stock is available for the granting of awards to officers, directors and employees during a period of twenty-one years, unless sooner terminated. The Bank will contribute sufficient funds to the RSP to purchase shares of the Company's common stock either in the open market or from unissued or treasury shares. All stock to be purchased by the RSP will be purchased at the fair market value on the date of purchase. At the present time, the Bank intends to acquire such stock for RSP purposes through the open market purchases. Stock awarded is earned at a rate of 20% annually with the first 20% awarded on the one-year anniversary of the date of grant. The market value of the common stock at the date of award is included as a reduction of stockholders' equity in the consolidated balance sheet and is recorded as compensation expense using the straight-line method over the vesting period of the awards. The awards vest pro rata over five years at each anniversary of the award. On March 16, 1998, 13,224 shares of the Company's common stock was awarded under the RSP. The fair market value of the Company's stock on March 16, 1998 was $ 15.75 per share.

The Company applies Accounting Principles Board (APB) Opinion No. 25 in accounting for the RSP. Aggregate compensation expense with respect to the foregoing RSP awards was $ 1,736 for the nine and three month periods ended March 31, 1998.



                                      (11)

                         WSB HOLDING COMPANY AND SUBSIDIARY
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS






NOTE H - ASSET QUALITY

At March 31, 1998 and June 30, 1997, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $ 766,000 and $ 744,000, respectively. Nonperforming loans were 4.7% of total loans at March 31, 1998. Total nonperforming assets as a percent of total assets at March 31, 1998 was 2.1%.


NOTE I - DISCLOSURE INFORMATION ABOUT CAPITAL STRUCTURE

On January 1, 1998, the Company adopted the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure Information about Capital Structure". SFAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinion No. 10 and 15, as well as SFAS No. 47. The Company's current disclosures were not affected by the adoption of SFAS No. 129.










                                      (12)

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS





General

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" and "Bank" include WSB Holding Company and/or Workingmens Bank as appropriate.

Comparison of Financial Condition at March 31, 1998 and June 30, 1997.

Total consolidated assets increased by approximately 3.2 million, or 9.5% to $37.0 million at March 31, 1998 from $ 33.8 million at June 30, 1997. The increase in total assets was primarily attributable to the net proceeds received from the initial public offering and growth in our customer deposits. Our loans increased $ 1.5 million, or 10.3% to $ 16.1 million at March 31, 1998 from $14.6 at June 30, 1997, mainly due to an active real estate market in our lending area, mortgage loan refinancing and an increased emphasis in consumer lending.

Savings deposits increased $ 2.3 million, or 8.1% to $ 30.7 million at March 31, 1998 from $ 28.4 million at June 30, 1997, while other interest bearing liabilities decreased $ 2.0 million which reflects a $ 2.0 million repayment on borrowings from the FHLB. Our increase in deposits was attributable to our branch office issuing certificates of deposit to new customers who previously banked at large commercial banks. Additionally, we implemented a free checking service for senior citizens which increased deposits.

Comparison of Results of Operations for the nine months ended March 31, 1998 and 1997.

Net Income. Net income increased $ 179,000 from a loss of $ 90,000 for the nine months ended March 31, 1997 to a profit of $ 89,000 for the nine months ended March 31, 1998. The change was primarily the result of the 1996 recognition of the one-time SAIF special insurance assessment in the amount of $ 108,000 (after taxes) and a reduction of $ 102,000 in provision for loan losses.

Net Interest Income. Net interest income increased $ 135,000 or 19.7% from $ 685,000 for the nine months ended March 31, 1997 to $ 820,000 for the nine months ended March 31, 1998. The improvement in net interest income primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities for the Company of $ 2.2 million for the nine months ended March 31, 1998 as compared to 1997. This was primarily a result of the proceeds from the stock offering. The interest rate spread increased to 2.92% for nine months ending March 31, 1998 as compared to 2.68% for the nine months ended March 31, 1997.

Provision for Loan Losses. Our provision for loan losses decreased $ 102,000 to $ 26,000 for the nine months ended March 31, 1998 from $ 128,000 for the nine months ended March 31, 1997.








                                      (13)

The decrease in the provision for loan losses for the nine months ended March 31, 1998 was attributable to the large provision we recorded for the nine months ended March 31, 1997. This was due to a change in one of our borrower's ability to repay. The borrower at March 31, 1997 had outstanding, 16 nonperforming loans that ranged from $ 30,000 to $ 100,000, totalling $ 736,000, secured by 1 to 4-family residences. Since then we were repaid in full on one loan, and, we foreclosed on another loan for which we currently own and hold for sale as real estate owned. Full payment of the other 14 loans totalling approximately $ 665,000 was due June 30, 1997 and was not received.

Subsequent to June 30, 1997, this borrower declared bankruptcy. The bankruptcy proceedings delayed our ability to proceed with foreclosure of the properties. Currently the 14 properties are scheduled for foreclosure sale on May 26, 1998. We expect that 9 of the properties will be acquired by an independent third-party buyer at the foreclosure sale. We do not expect to recognize any significant gain or loss as a result of these sales. We expect to acquire the remaining 5 properties at the foreclosure sale. These properties are located in Mount Washington, a desirable area for development in the City of Pittsburgh. We intend to offer the properties for sale immediately after we acquire them. Based on inspections of the exteriors of the properties we do not expect to incur any additional losses.

Noninterest Expense. Our noninterest expense decreased by $ 48,000 or 6.0% from $ 798,000 for the nine months ended March 31, 1997 to $ 750,000 for the nine months ended March 31, 1998. The decrease was primarily attributable to a decrease in our insurance premiums due to the 1996 one-time special SAIF assessment of $ 161,000 offset by an increase in our compensation and benefits expense of $ 62,000 and additional expenses of $ 44,000 attributable to being a publicly held company. The increase in our compensation and benefits expense was primarily due to salary increases and related payroll taxes of $ 51,000 and $ 22,000 expensed to the Employee Stock Ownership Plan offset by a decrease of $ 11,000 in contributions to the retirement plan due to changes in our plan's actuarial assumptions and funding limitations.

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

Based on a preliminary study, the Bank expects to spend approximately $ 2,000 to $ 10,000 from 1998 through 1999 to modify its computer information systems enabling proper processing of transactions relative to the year 2000 and beyond. In addition, the Bank has been advised by its third party service bureau that the Bank may be assessed a one-time charge of approximately $ 10,000 payable over twelve months for costs associated with the service bureau's year 2000 compliance. This charge will be in addition to any regular monthly data processing charges. The Bank continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Bank does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. The amount expensed in 1997 and 1998 was immaterial.




                                      (14)

Income Tax Expense (Benefit). Our income tax expense for the nine months ended March 31, 1998 was $ 34,000 (effective tax rate of 27.8%) compared to a benefit of $ 86,000 (effective tax rate of 48.8%) for the nine months ended March 31, 1997. The $ 120,000 change in expense was the result of pre-tax income increasing by $ 299,000, which was primarily the result of the SAIF special insurance assessment, the decrease in the provision for loan losses, and the increase in our net interest income offset by an increase in our compensation and benefits. The effective tax rate fluctuated due to a recording of a previously unrecorded Federal net operating loss carryforward tax benefit for the nine months ended March 31, 1997. Additionally, we invest in tax-exempt securities which provides us with nontaxable income.

Comparison of the Results of the Operations for the Three Months Ended March 31, 1998 and 1997

Net income increased $ 82,000 from $ (56,000) for the three months ended March 31, 1997 to $ 26,000 for the three months ended March 31, 1998. This increase is primarily attributed to an increase in net interest income of $ 51,000 due to an increase in the average balance of interest-earning assets over interest-bearing liabilities, an increase in noninterest income of $ 14,000, a decrease of $ 99,000 in provision for loan losses, and offset by a $ 48,000 increase in noninterest expense and a $ 33,000 increase in income tax expense.

Provision for loan losses for the three months ended March 31, 1998 decreased $ 99,000 from $ 108,000 at March 31, 1997 to $ 9,000 at March 31, 1998. This
decrease resulted from large loss provisions being recorded during the three months ended March 31, 1997, as discussed previously in the comparison of results of operations for the nine months ended March 31, 1998 and 1997.

Noninterest income increased $ 14,000 to $ 35,000 for the three months ended March 31, 1998 due primarily to a $ 14,000 gain on sales of securities available for sale. The gain was realized during the three months ended March 31, 1998 when we purchased and subsequently sold FHLMC stock after the per share price appreciated to our predetermined target sales price.

There was an increase of $ 48,000 in noninterest expense from $ 224,000 as of March 31, 1997 to $ 272,000 as of March 31, 1998. As explained previously, this increase was the result of $ 44,000 in additional expenditures of being established as a publicly held company.

The effective tax rates of 1.3% and 37.0% for the three months ended March 31, 1998 and 1997, respectively, fluctuated due to our overestimation of our expected annualized earnings when computing our interim income tax provision for the six months ended December 31, 1997. This overestimation of our annualized earnings caused us to record current income tax expense at higher income tax rates for the six months ended December 31, 1997 than what would have been otherwise recorded. During the three months ended March 31, 1998, we revised our annual earnings estimate which in turn reduced the tax rates to be used in computing income tax expense for the year. The effect of the lower tax rates was recorded as an adjustment to the income tax provision for the three months ended March 31, 1998 which resulted in the significant fluctuation of the effective tax rates.

Liquidity and Capital Resources

The Company's primary sources of funds are new deposits, proceeds from principal and interest payments of loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 1998, the Bank had obligations to fund outstanding loan commitments of approximately $ 638,000.

At March 31, 1998, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 1998, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.



                                      (15)

The Bank exceeded all of its capital requirements at March 31, 1998. The Bank had the following capital ratios at March 31, 1998.

                                                                   (IN THOUSANDS)


                                                                    FOR CAPITAL               CATEGORIZED AS
                                           ACTUAL                ADEQUACY PURPOSES:         "WELL CAPITALIZED"
                                     --------------------      ----------------------     ----------------------
                                     AMOUNT        RATIO        AMOUNT         RATIO        AMOUNT        RATIO
                                     -------      -------      ---------      -------     ----------     -------
As of March 31, 1998:

  Total Risk-Based Capital
   (to Risk-Weighted Assets)          $3,780        24.6%       $  1,231       8.0%       $  1,539        10.0%

  Tier 1 Capital
   (to Risk-Weighted Assets)           3,588        23.3%            615       4.0%            923         6.0%

  Tier I Capital
   (to Total Assets)                   3,588        10.0%          1,436       4.0%          1,795         5.0%

  Tangible Capital
    (to Total Assets)                  3,588        10.0%            538       1.5%          1,795          5.0%















                                      (16)

Part II.                       OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On March 16, 1998, at a special meeting of the stockholders the following two matters were voted upon:

         1. The approval of the WSB Holding Company 1998 Stock Option Plan (the "Option Plan"). The votes casted were as follows:

                    Cast for -               236,054
                    Cast against -            18,806
                    Abstentions -                175

         2. The approval of the Workingmens Bank Restricted Stock Plan (the "RSP"). The votes casted were as follows:

                    Cast for -               204,460
                    Cast against -            49,135
                    Abstentions -              1,525

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)
               (3) (i)      Restated Articles of Incorporation of WSB Holding
                            Company*
               (3) (ii)     Bylaws of WSB  Holding  Company**
               (4)          Specimen Stock Certificate of WSB Holding  Company**
               (10)         Employment  Agreement between Workingmens Bank and
                            Robert Neudorfer ***
               (10.1)       1998 Stock Option Plan ****
               (10.2)       Workingmens Bank Restricted Stock Plan and Trust
                            Agreement ****
               (27)         Financial Data Schedule (electronic filing only)

         (b)   Reports on Form 8-K

                    None


------------------------------------

*     Incorporated  by  reference  to the  registration  statement  on Form  8-A
      (0-22997).
** Incorporated by reference to the registration statement on Form SB-2 (333-29389).
***   Incorporated  by  reference  to the  Form  10QSB  for  December  31,  1997
      (0-22997).
**** Incorporated by reference to the Definitive Proxy Statement filed February 6, 1998 (0-22997).


                                      (17)

                                     SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WSB Holding Company



Date: 5/12/98                           By /s/Robert D. Neudorfer
      ------------------------            --------------------------------
                                          Robert D. Neudorfer, President
                                          (Principal Financial Officer)



Date: 5/12/98                          By /s/Ronald W. Moreschi
      ------------------------            --------------------------------
                                          Ronald W. Moreschi
                                          Vice President and Treasurer
                                          (Principal Accounting Officer)









                                      (18)