Form 10KSB
period 1998-06-30
WSB HOLDING CO
filed 1998-09-28
CIK 1040790

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee required)

     For the fiscal year ended June 30, 1998
                              ----------------

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee required) For the transition period from to
     ------------    ------------

Commission File No. 0-22997
                               WSB Holding Company
                 ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Pennsylvania                                                  23-2908963
------------------------------------------------           -----------------
(State or Other Jurisdiction of Incorporation or            I.R.S. Employer
Organization)                                              Identification No.

807 Middle St., Pittsburgh, Pennsylvania                         15212
----------------------------------------                       ---------
(Address of Principal Executive Offices                        (Zip Code)

Issuer's Telephone Number, Including Area Code:      (412) 231-7297
                                                    ---------------

Securities registered under to Section 12(b) of the Exchange Act:       None
                                                                        ----
Scurities registered under to Section 12(g) of the Exchange Act:

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
         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.   $2,702,000

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on September 23, 1998 was $2.9 million.

         As of September 23, 1998, there were issued and outstanding 314,635 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one):
YES      NO  X
    ---     ---
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended June 30, 1998. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended June 30, 1998. (Part III)

                                     PART I


         WSB HOLDING COMPANY (THE "COMPANY") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-KSB AND THE EXHIBITS THERETO), IN ITS REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF USERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE COMPANY'S PRODUCTS AND SERVICES; THE SUCCESS OF THE COMPANY IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES, ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVINGS HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

         THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD- LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 1.  Business
-----------------

General

         The Company is a Pennsylvania corporation organized in June 1997 at the direction of Workingmens Bank (the "Bank" or "Workingmens") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On August 27, 1997, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the conversion.

         The Bank is a federally chartered stock savings bank headquartered in Pittsburgh, Pennsylvania. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). The Bank is a member of and owns capital stock in the FHLB of Pittsburgh, which is one of the 12 regional banks in the FHLB System.

         The Bank operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by single-family residential real estate.

Competition

         Competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, finance companies, and multi-stage regional banks in our market areas. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from commercial banks, thrift institutions, credit unions and mortgage bankers.

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated:

                                                                            June 30,
                                                        ---------------------------------------------
                                                                 1998                   1997
                                                        ------------------------ --------------------
                                                            Amount       Percent    Amount    Percent
                                                                      (Dollars in Thousands)
Type of Loans:
Real Estate Loans:
  One- to four-Family ...............................     $11,033         66.8%     $11,035    74.5%
  Multi-family ......................................       1,637         10.0        1,295     8.8
  Commercial.........................................       1,086          6.6          599     4.0
  Other..............................................           -           -             -      -
Consumer Loans:
  Home equity and second mortgage loans..............       1,441          8.7        1,213     8.2
  Share and other....................................       1,308          7.9          668     4.5
                                                           ------        -----      -------   -----
     Total loans.....................................      16,505        100.0%      14,810   100.0%
                                                           ------        =====       ------   =====

Less:
  Deferred loan origination fees and costs...........         (6)                      (10)
  Allowance for loan losses..........................       (198)                     (209)
                                                          ------                   -------
     Total loans, net................................     $16,301                   $14,591
                                                           ======                    ======


Loan Maturity Tables

         The following table sets forth the estimated maturity of the Bank's loan portfolio at June 30, 1998. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                                                      Due after
                                                         Due within   1 through  Due after
                                                           1 year      5 years    5 years     Total
                                                           ------      -------    -------     -----
                                                                         (In Thousands)
One- to four-family residential real estate.............   $    25     $   783    $10,225   $11,033
Multi-family real estate................................         4         116      1,517     1,637
Commercial real estate..................................         3          77      1,006     1,086
Consumer - home equity and second mortgages.............       509         481        451     1,441
Other consumer..........................................       625         235        448     1,308
                                                            ------      ------     ------    ------
Total Amount Due........................................    $1,166      $1,692    $13,647   $16,505
                                                             =====       =====     ======    ======

                                        4

         The following table sets forth the dollar amount of all loans due after June 30, 1999, which have fixed interest rates.

                                                         (In Thousands)
One- to four-family residential.....................          $11,008
Multi-family........................................            1,633
Commercial..........................................            1,083
Home equity and second mortgages....................              932
Other consumer......................................              683
                                                               ------
    Total...........................................          $15,339
                                                               ======


         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family fixed rate residential mortgage loans secured by property located in our primary market area. The Bank generally originate one- to four-family fixed rate residential mortgage loans in amounts up to 90% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. The maximum loan-to-value ratio on mortgage loans secured by non-owner occupied properties generally is limited to 80%. The Bank retains all of the mortgage loans and originates these loans with maturities of up to 20 years. On a limited basis, the Bank originates and retains fixed rate balloon loans having terms of up to 15 years, with principal and interest payments calculated using up to a 30-year amortization period. Mortgage loans originated and held by the Bank generally include due-on-sale clauses. This gives the Bank the right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property securing the mortgage loan without the Bank's consent.

         Home Equity Loans and Second Mortgages. The Bank originates home equity loans and second mortgage loans which are secured by one to four-family residences. These loans are originated on one- to four-family residences with fixed rate terms of up to 10 years. The loans are generally subject to a 80% combined loan-to-value limitation, including any other outstanding mortgages or liens.


         Multi-Family and Commercial Loans. Our multi-family loans are secured by apartment buildings and these loans generally have not exceeded $500,000 or have terms greater than 20 years. Commercial real estate loans are secured by office buildings, and other commercial properties.

         Multi-family and commercial real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment of these loans typically is dependent on the successful operation of the real estate project securing the loan. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and may also be subject to adverse conditions in the economy. To minimize these risks, the Bank generally limit this type of lending to the Bank market area and to borrowers who are otherwise well known to them.

         Loan Approval Authority and Underwriting. The Bank has established various lending limits for their officers and maintain a loan committee. The President has loan authority to approve all loans and the Vice President and Treasurer has authority to approve all applications for secured and unsecured consumer loans. The loan committee ratifies all fixed rate residential mortgage loans of $200,000 or more and all other real estate loans and consumer loans.

         Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered. Income and certain other information is verified. If necessary, additional financial information may be requested. An appraisal or other estimate of value of the real estate intended to be used as security for the proposed loan is obtained. Appraisals are processed by independent fee appraisers.

         Title insurance is generally required on all real estate mortgage loans. We do not require title insurance on home equity loans and second mortgages, but we obtain a property report from our local state tax office which indicates whether there are any liens or other encumbrances against the property. Borrowers also must obtain fire and casualty insurance. Flood insurance is also required on loans secured by property that is located in a flood zone.

         Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the date of issuance. At June 30, 1998, commitments to cover originations of mortgage loans totalled $131,000. The Bank believes that virtually all of their commitments will be funded.

         Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Bank had no loans categorized as troubled debt restructurings within the meaning of SFAS 15 and no accruing loans that were delinquent more than 90 days. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was $30,000 for the year ended June 30, 1998.

                                                                                              At June 30,
                                                                                        ----------------------
                                                                                           1998        1997
                                                                                        ---------   ----------
Loans accounted for on a nonaccrual basis:
Mortgage loans:
  One- to four-family residential real estate....................................       $300,655     $743,000
  All other mortgage loans.......................................................              -            -
Non-mortgage loans:
  Home equity and second mortgages...............................................              -            -
  Other consumer.................................................................              -            -
                                                                                         -------      -------
Total non-accrual loans..........................................................       $300,655     $743,000
                                                                                         =======      =======
Real estate owned................................................................       $319,073     $      -
                                                                                         =======      =======
Total non-performing assets......................................................       $619,728     $743,000
                                                                                         =======      =======

Total non-accrual loans to net loans.............................................           1.84%        5.09%
                                                                                            ====         ====
Total non-accrual loans to total assets..........................................            .79%        2.20%
                                                                                            ====         ====
Total non-performing assets to total assets......................................           1.62%        2.20%
                                                                                            ====         ====

         Classified Assets. OTS regulations provide for a classification system for problem assets of savings associations which covers all problem assets. Under this classification system, problem assets of savings institutions such as ours are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         At  June  30,  1998,  the  Bank  had  loans   classified  as  doubtful,
substandard and special mention in amounts equal to $0, $308,000, and $0, respectively.

         Allowances for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in our loan portfolio. The evaluation, including a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers: (i) our past loan loss experience, (ii) known and inherent risks in our portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions.

         Management monitors the allowance for loan losses and makes additions to the allowance as economic conditions dictate. There can be no assurance that the allowance for losses will be adequate to cover losses which in fact may be realized in the future and that additional provisions for losses will not be required.

         The following table sets forth information with respect to our allowance for loan losses at the dates and for the periods indicated:

                                                                                         June 30,
                                                                                -------------------------
                                                                                   1998           1997
                                                                                ------------  -----------
                                                                                  (Dollars in Thousands)
Total loans outstanding................................................         $ 16,505       $  14,810
                                                                                ========       =========
Average loans outstanding..............................................         $ 15,507       $  14,412
                                                                                ========       =========
Allowance balances at beginning of period..............................         $    209       $      76
Provision (credit):
  1-4 family residential...............................................               24             124
  Consumer.............................................................                8              12
Charge-offs:
  1-4 family residential...............................................             (43)             (2)
  Consumer.............................................................                -             (2)
Recoveries:
  1-4 family residential...............................................                -               1
                                                                               ---------       ---------
Allowance balance at end of period.....................................        $     198       $     209
                                                                                ========        ========
Allowance for loan losses as a percent of total loans
outstanding............................................................             1.20%           1.41%
                                                                                    ====            ====
Net loans charged off as a percent of average loans
outstanding............................................................              .28%            .03%
                                                                                    ====            ====

         Analysis of the Allowance for Loan Losses. The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

                                                          At June 30,
                                          ------------------------------------------
                                                1998                    1997
                                          --------------------   -------------------
                                                    Percent of            Percent of
                                                     Loans in              Loans in
                                                       Each                  Each
                                                   Category to           Category to
                                           Amount  Total Loans   Amount  Total Loans
                                           ------  -----------   ------  -----------
  One- to four-family..................     $174       87.9%       $191      91.6%
  Multi-family.........................        8        4.1           8       3.7
  Other real estate....................       14        7.0           8       3.7
  Consumer.............................        2        1.0           2       1.0
                                             ---      -----         ---     -----
    Total allowance....................     $198      100.0%       $209     100.0%
                                             ===      =====         ===     =====

Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) the Bank's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) the Bank's projections as to the short-term demand for funds to be used in loan origination and other activities. The Bank classifies its investment securities as "available for sale" or "held to maturity" in accordance with SFAS No. 115. At June 30, 1998, the Bank's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations,
(iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) federal funds, including FHLB overnight and term deposits (up to six months), and (viii) investment grade corporate bonds, commercial paper and mortgage derivative products. The board of directors may authorize additional investments.

         The Bank's investment securities "available for sale" and "held to maturity" portfolios at June 30, 1998 did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity, excluding those issued by the United States Government or its agencies.

         Mortgage-backed Securities. To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA.")

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC and GNMA make up a majority of the pass-through certificates market.

         Securities Portfolio. The following table sets forth the carrying value of the Bank's securities at the dates indicated.

                                                                       At June 30,
                                                               -------------------------
                                                                  1998          1997
                                                               -----------   -----------

Securities Held to Maturity:
 U.S. Government and Agency Securities.....................    $11,569,585   $11,882,290
 Corporate Debt Instruments................................              -             -
 FHLMC.....................................................              -             -
 GNMA......................................................              -             -
 CMOs......................................................         98,073       125,166
                                                                ----------    ----------
Total Securities Held to Maturity..........................     11,667,658    12,007,456
                                                                ----------    ----------

Securities Available for Sale:
FHLMC......................................................         74,788        91,891
GNMA.......................................................      1,057,006     1,369,735
FNMA.......................................................        452,537       443,474
FHLMC Stock................................................        117,656       248,750
Corporate Notes............................................        496,873       486,580
Equity Securities..........................................      1,013,649             -
CMOs.......................................................         32,506        43,609
                                                                ----------    ----------
Total Securities Available for Sale........................      3,245,015     2,684,039
                                                                ----------    ----------

Total Investment and Mortgage-Backed Securities............    $14,912,673   $14,691,495
                                                                ==========    ==========

         The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for our investment securities portfolio at June 30, 1998 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                                  As of June 30, 1998
                            --------------------------------------------------------------------------------------------------------
                                                                                          More than                Total
                               One Year or Less  One to Five Years  Five to Ten Years     Ten Years        Investment Securities
                               ----------------  -----------------  -----------------  ---------------- ----------------------------

                               Carrying  Average Carrying   Average  Carrying  Average Carrying Average Carrying  Average    Market
                                 Value    Yield    Value     Yield     Value    Yield   Value    Yield    Value    Yield      Value
                                -------  -------  -------   -------   -------  ------- -------  -------  -------  -------    ------
                                                                   (Dollars in Thousands)

U.S. Government and
  Agency Obligations......... $1,150,000 5.32%  $4,413,366   6.56%  4,719,303 6.98% $1,286,916  7.11% $11,569,585  6.67% $11,605,245
Corporate Notes and Bonds....    199,723 5.38      297,150   5.67          -     -           -      -     496,873  5.55      496,873
FHLMC Stock..................          -    -           -      -           -     -     117,656      -     117,656     -      117,656
Mortgage-Backed Securities &
CMOs.........................          -    -           -      -           -     -   1,714,910   7.09   1,714,910  7.09    1,713,588
                               ---------         ---------          ---------        ---------          ---------         ----------
  Total...................... $1,349,723 5.33%  $4,710,516  6.51%  $4,719,303 6.98% $3,119,482  7.10% $13,899,024  6.68% $13,933,362
                               ========= ====    =========  ====    ========= ====  ==========  ====   ==========  ====   ==========


Sources of Funds

         General. Deposits are the major external source of the Bank's funds for lending and other investment purposes. The Bank derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At June 30, 1998, the Bank had no brokered accounts.

         Time Deposits. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of June 30, 1998.

                      Maturity Period                             Time Deposits
                      ---------------                             -------------
                                                             (Dollar in Thousands)
Within three months........................................            $100
More than three through six months.........................             380
More than six through nine months..........................               -
Over nine months...........................................           1,559
                                                                      -----
         Total.............................................          $2,039
                                                                      =====


Borrowings

         The Bank may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank's stock in the FHLB of Pittsburgh and a portion of the Bank's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

         The following table sets forth information concerning borrowings during the periods indicated.

                                                                                Year Ended June 30,
                                                                               ------------------------
                                                                                  1998          1997
                                                                               ----------   -----------
                                                                                (Dollars In Thousands)

FHLB advances:
   Ending Balance.......................................................         $1,000       $3,000
   Average Balance during year .........................................          1,708        1,500
   Maximum month-end balance during the year............................          3,000        3,000
   Average interest rate during the year................................          5.69%        5.70%
   Weighted average rate at year end....................................          5.78%        5.86%


Employees

         At June 30, 1998 the Bank had ten full-time and four part-time employees. The employees of the Bank perform clerical work for the Company from time to time; otherwise, the Company has no employees other than its officers. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "- Regulation of the Bank Qualified Thrift Lender Test."

Regulation of the Bank

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, the Bank might have to convert to a different financial institution charter and be regulated under federal law as a bank, including being subject to the more restrictive activity limitations imposed on national banks. The Bank cannot predict the impact of its conversion to, or regulation as, a bank until the legislation requiring such change is enacted.

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         As a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. In 1996, the annual insurance premium for most BIF members was lowered to $2,000. The lower insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for most SAIF members was reduced to .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70%.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of June 30, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of June 30, 1998, the Bank was in compliance with its QTL requirement with 76% of its assets invested in QTIs.

         Federal  Home  Loan  Bank  System.  The Bank is a member of the FHLB of
Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations or 5% of its outstanding borrowings to the FHLB of Pittsburgh, at the beginning of each year.

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At June 30, 1998, the Bank's actual liquid asset ratio was 64%.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 1998, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property

(a)      Properties.

         The Bank operates from its main office and one branch office.

                                           Leased or       Year Leased
     Location                                Owned         or Acquired
     --------                              ---------       -----------

       807 Middle St.                        Owned             1974
       Pittsburgh, Pennsylvania

       5035 Curry Road                       Owned             1995
       Pittsburgh, Pennsylvania

(b)      Investment Policies.

         See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

     (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business - Lending Activities and - Regulation of the Bank," and "Item 2. Description of Property."

     (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

     (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

(c)  Description of Real Estate and Operating Data.

         Not Applicable.

Item 3. Legal Proceedings
-------------------------

         There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.


                                     PART II


Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1998 (the "Annual Report") is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
--------------------

         Not Applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
---------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and " - Biographical Information" in the "Proxy Statement" is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The information contained in the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

 Item 12.  Certain Relationships and Related Transactions
 --------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

          1. The consolidated balance sheets of WSB Holding Company as of June 30, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two year period ended June 30, 1998, together with the related notes and the independent auditors' report of Stokes Kelly and Hinds, LLC independent certified public accountants.

          2.   Schedules omitted as they are not applicable.

          3.   The   following   exhibits   are   included  in  this  Report  or
               incorporated herein by reference:

               (a)  List of Exhibits:

                    3(i) Restated  Articles  of  Incorporation  of  WSB  Holding
                         Company *
                    3(ii)  Bylaws of WSB  Holding  Company **
                    4    Specimen Stock Certificate **
                    10   Employment   Agreement  between  the  Bank  and  Robert
                         Neudorfer **
                    10.1 1998 Stock Option Plan ***
                    10.2 Restricted Stock Plan and Trust Agreement ***
                    13   Portions of the 1998 Annual Report to Stockholders
                    21   Subsidiaries   of  the   Registrant   (See   "Item   1-
                         Description of Business)
                    27   Financial Data Schedule (electronic filing only)


---------------------
* Incorporated by reference to the Form 8A (File No. 0-22997) declared effective by the SEC on August 21, 1997.
** Incorporated by reference to the registration statement on Form SB-2 (File No. 333-29389) declared effective by the SEC on July 15, 1997.
*** Incorporated by reference to the Proxy Statement for the Special Meeting of Stockholders on March 16, 1998 and filed with the SEC on February 4, 1998.


               (b)      None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 28, 1998.

                                 WSB HOLDING COMPANY



                             By: /s/Robert Neudorfer
                                 -----------------------------------------------
                                 Robert Neudorfer
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 28, 1998.



/s/Robert Neudorfer                                  /s/Joseph J. Manfred
--------------------------------------               ---------------------------
Robert Neudorfer                                     Joseph J. Manfred
President, Chief Executive Officer and Director      Chairman of the Board
(Principal Executive and Financial Officer)



/s/Ronald W. Moreschi                                /s/Stanford H. Rosenberg
--------------------------------------               ---------------------------
Ronald W. Moreschi                                   Stanford H. Rosenberg
Treasurer and Chief Financial Officer                Vice President and Director
(Principal Accounting Officer)



/s/John P. Mueller                                   /s/Johanna C. Guehl
--------------------------------------               ---------------------------
John P. Mueller                                      Johanna C. Guehl
Director                                             Director



/s/John R. Ringland
-------------------------------------
John R. Ringland
Director