Form 10QSB
period 1998-09-30
WSB HOLDING CO
filed 1998-11-12
CIK 1040790

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB



(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from              to
                                   ------------    ------------

                         Commission File Number 0-22997
                                                -------

                               WSB HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



               Pennsylvania                            23-2908963
-------------------------------            -------------------------------------
(State or other jurisdiction of            I.R.S. Employer Identification Number
 incorporation or organization)


807 Middle Street, Pittsburgh, Pennsylvania                     15212
-------------------------------------------                     -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (412) 231-7297
                                                            --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                      X  Yes          No
                                     ---          ---

      As of November 9, 1998, there were 327,859 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

      Transitional small business disclosure format:

                                         Yes       X  No
                                     ---          ---

                       WSB HOLDING COMPANY AND SUBSIDIARY
                            PITTSBURGH, PENNSYLVANIA


                                TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----

PART I -       FINANCIAL INFORMATION

Item 1.        Financial Statements

   Consolidated Balance Sheets - as of September 30, 1998
     (Unaudited) and June 30, 1998                                           3

   Consolidated Statements of Income - (Unaudited) for
     the three months ended September 30, 1998 and 1997                      4

   Consolidated Statements of Cash Flows - (Unaudited)
     for the three months ended September 30, 1998 and 1997                  5

   Notes to (Unaudited) Consolidated Financial Statements                    7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          11

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                            15

Item 2.        Changes in Securities and use of Proceeds                    15

Item 3.        Defaults Upon Senior Securities                              15

Item 4.        Submission of Matters to a Vote of Security Holders          15

Item 5.        Other Information                                            15
`
Item 6.        Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                                  16









                                       (2)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                 September 30,
                                                                      1998          June 30,
                                                                  (Unaudited)         1998
                                                                  -----------    ------------
Cash and cash equivalents:
   Interest bearing                                              $  5,061,759    $  4,750,915
   Non-interest bearing                                               390,476         406,629
Securities held-to-maturity (estimated fair
   value of $ 11,426,052 and $ 11,701,996)                         11,341,632      11,667,658
Securities available-for-sale, at fair value                        3,024,673       3,245,015
Loans (net of allowance for loan losses
   of $ 176,562 and $ 198,168)                                     16,429,101      16,301,248
Foreclosed real estate                                                119,152         319,073
Federal Home Loan Bank stock, at cost                                 153,300         153,300
Accrued interest receivable                                           299,397         228,175
Premises and equipment, net                                         1,028,691       1,017,168
Other assets                                                           96,136         106,431
Income taxes receivable                                                  --             9,859
Deferred income taxes                                                  26,372           3,001
                                                                 ------------    ------------

  TOTAL ASSETS                                                   $ 37,970,689    $ 38,208,472
                                                                 ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                         $ 31,937,504    $ 31,867,605
Federal Home Loan Bank advances                                     1,000,000       1,000,000
Advances from borrowers for taxes and insurance                       115,318         223,848
Accrued expenses and other liabilities                                130,193         327,473
Accrued income taxes                                                   20,336            --
                                                                 ------------    ------------

  TOTAL LIABILITIES                                                33,203,351      33,418,926
                                                                 ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock ($ .10 par value, 1,000,000 shares
     authorized, none outstanding)                                       --              --
   Common stock ($ .10 par value, 4,000,000 shares authorized;
     330,600 shares issued and 327,859 shares outstanding in
     1998 and 330,600 shares issued and 329,435 shares
     outstanding in 1997)                                              33,060          33,060
   Additional paid-in capital                                       2,992,127       2,989,212
   Retained earnings, substantially restricted                      2,223,883       2,179,378
   Unearned Employee Stock Ownership Plan shares (ESOP)              (235,826)       (242,438)
   Unearned compensation - Restricted Stock Plan (RSP)               (187,450)       (197,864)
   Treasury stock, at cost; 2,741 and 1,165 shares                    (42,288)        (19,431)
   Accumulated other comprehensive income, net
     of applicable income taxes of $ (6,930) and $ 17,360             (16,168)         47,629
                                                                 ------------    ------------

    TOTAL STOCKHOLDERS' EQUITY                                      4,767,338       4,789,546
                                                                 ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 36,970,689    $ 38,208,472
                                                                 ============    ============

See accompanying notes to the unaudited consolidated financial statements.

                                       (3)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Three Months Ended
                                                                  September 30,
                                                                 1998        1997
                                                              ---------  ---------
INTEREST AND DIVIDEND INCOME
   Loans                                                       $340,817   $316,266
   Investments                                                  236,055    259,479
   Other interest earning assets                                 79,463     69,930
                                                               --------   --------

                  TOTAL INTEREST AND DIVIDEND INCOME            656,335    645,675
                                                               --------   --------

INTEREST EXPENSE
   Deposits                                                     362,478    332,670
   Advances from FHLB                                            14,450     43,928
                                                               --------   --------

                  TOTAL INTEREST EXPENSE                        376,928    376,598
                                                               --------   --------

                  NET INTEREST INCOME                           279,407    269,077

PROVISION FOR LOAN LOSSES                                          --        8,700
                                                               --------   --------

                  NET INTEREST INCOME AFTER
                    PROVISION FOR LOAN LOSSES                   279,407    260,377
                                                               --------   --------

NONINTEREST INCOME
   Service charges and other fees                                21,031     20,812
   Gain on sale of securities available-for-sale                 28,931       --
   Gain on sale of foreclosed real estate                        20,665       --
   Income from real estate rental                                 2,215        975
                                                               --------   --------

                  TOTAL NONINTEREST INCOME                       72,842     21,787
                                                               --------   --------

NONINTEREST EXPENSE
   Compensation and benefits                                    137,747    117,880
   Occupancy and equipment expense                               40,661     34,688
   Insurance premiums                                             7,731      6,248
   Other                                                         99,128     69,547
                                                               --------   --------

                  TOTAL NONINTEREST EXPENSE                     285,267    228,363
                                                               --------   --------

INCOME BEFORE INCOME TAXES                                       66,982     53,801

INCOME TAX EXPENSE                                               22,477      5,373
                                                               --------   --------

                  NET INCOME                                   $ 44,505   $ 48,428
                                                               ========   ========

EARNINGS PER COMMON SHARE-BASIC (since inception in 1997)      $    .15   $    .06
                                                               ========   ========

EARNINGS PER COMMON SHARE-DILUTED (since inception for 1997)   $    .15   $    .06
                                                               ========   ========


See accompanying notes to the unaudited consolidated financial statements.

                                       (4)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                   Three Months Ended
                                                                       September 30,
                                                                    1998           1997
                                                                 -----------    -----------
OPERATING ACTIVITIES

   Net income                                                    $    44,505    $    48,428
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Amortization of:
             Deferred loan origination fees                             (563)          (826)
             Premiums and discounts on
                  investment securities                                7,550         (2,767)
             Net gain on sale of securities available-for-sale       (28,931)          --
             Net gain on sales of real estate owned                  (20,665)          --
             Unearned ESOP shares                                      9,527          2,915
             Compensation expense related to RSP                      10,414           --
         Provision for loan losses                                      --            8,700
         Depreciation of premises and equipment                       12,858         14,239
         (Increase) decrease in:
             Accrued interest receivable                             (71,222)        33,569
             Other assets                                             10,295         57,199
             Income taxes receivable                                   9,859           --
             Deferred income taxes                                       919           --
         Increase (decrease) in:
             Accrued expenses and other liabilities                   (5,532)         9,022
             Accrued income taxes                                     20,336          5,373
                                                                 -----------    -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        (650)       175,852
                                                                 -----------    -----------


INVESTING ACTIVITIES

   Purchases of securities held-to-maturity                       (3,199,000)    (2,650,000)
   Proceeds from maturities of and principal
      repayments on securities held-to-maturity                    3,517,476      2,546,537
   Proceeds from sale of securities
      available-for-sale                                             360,580           --
   Purchases of securities available-for-sale                       (213,776)          --
   Proceeds from maturities of and principal
      repayments on securities available-for-sale                     14,382        342,728
   Net loan originations and principal
      repayments on loans                                           (127,290)        25,890
   Proceeds from sales of real estate owned                          220,586           --
   Purchases of premises and equipment                               (24,381)          --
                                                                 -----------    -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                            548,577        265,155
                                                                 -----------    -----------


See accompanying notes to the unaudited consolidated financial statements.

                                       (5)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                 Three Months Ended
                                                                   September 30,
                                                                1998           1997
                                                            -----------    -----------
FINANCING ACTIVITIES
   Net increase in deposits                                      69,899         57,725
   Net decrease in FHLB advances                                   --       (1,000,000)
   Purchase of treasury stock                                   (22,857)          --
   Proceeds from issuance of common stock                          --        3,041,520
   Payment of conversion costs                                     --         (252,122)
   Net decrease in advances from
      borrowers for taxes and insurance                        (108,530)       (91,923)
   Contribution to Restricted Stock Plan (RSP) for the
      purchase of treasury stock                               (191,748)          --
                                                            -----------    -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               (253,236)     1,755,200
                                                            -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       294,691      2,196,207

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              5,157,544      2,804,804
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 5,452,235    $ 5,001,011
                                                            ===========    ===========


SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
   Interest on deposits, advances,
      and other borrowings                                  $   305,706    $   369,305
   Income taxes                                             $      --      $      --

Transfer from loans to real estate
   acquired through foreclosure                             $      --      $      --




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

NOTE B - BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three month period ended September 30, 1998 is not necessarily indicative of the results which may be expected for the entire year or any other interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1998 which are included in the Form 10KSB (file no. 0-22997).

As of July 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. Statement No. 130 requires that companies (I) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required. Total comprehensive income (loss) for the three months ended September 30, 1998 and 1997 was $(19,292) and $67,733, respectively.

The adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized holding gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior period financial statements have been reclassified to conform to the requirements of Statement 130. The Company uses the statement-of-changes-in-equity approach for presenting comprehensive income.



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

                                         Three Months Ended
                                         September 30, 1998
                                          1998        1997
                                        ---------   ---------

Net income                              $  44,505   $  48,428

Less income attributable to pre-stock
   conversion (7/1/97 - 8/26/97)             --       (30,004)
                                        ---------   ---------
Income available to common
   stockholders used in basic and
   diluted EPS                          $  44,505   $  18,424
                                        =========   =========

Weighted average number of shares
   used in basic EPS                      306,793     304,262

Effect of dilutive securities:
   Stock options                             --          --
   Restricted Stock Plan                     --          --
                                        ---------   ---------

Weighted number of shares and
   dilutive potential common stock
   used in diluted EPS                    306,793     304,262
                                        =========   =========






                                       (8)

                       WSB HOLDING COMPANY AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





NOTE D - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the conversion  discussed in Note D, an Employee Stock Ownership Plan
(ESOP) was established for all employees who have completed one year of service and have attained the age of 21. The ESOP borrowed $ 264,480 from the Company and used the funds to purchase 26,448 shares of common stock of the Company issued in the offering. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of 10 years. On September 30, 1998, the loan had an outstanding balance of $ 238,030 and an interest rate of 8.5%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of seven years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released.

For the three months ended September 30, 1998 and 1997, compensation from the ESOP of $ 9,527 and $ 2,915 was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At September 30, 1998, the ESOP had 2,861 allocated shares and 23,587 unallocated shares. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

NOTE E - STOCK OPTION PLAN

In March 1998, the Company approved a stock option plan (the "Option Plan") whereby 33,060 authorized shares are reserved for issuance by the Company upon exercise of stock options granted to officers, directors, and employees of the Company from time to time. Options constitute both incentive stock options and nonqualified stock options. Options awarded are exercisable at a rate of 20% annually with the first 20% exercisable on the one-year anniversary of the date of grant. Any shares subject to an award which expires or is terminated unexercised will again be available for issuance. The Option Plan has a term of ten years, unless sooner terminated. The exercise price for the purchase of shares subject to an incentive stock option may not be less than 100 percent of the fair market value of the common stock on the date of grant of such option. The exercise price per share for nonqualified stock options shall be the price as determined by an option committee, but not less than the fair market value of the common stock on the date of grant. On March 16, 1998, 33,060 options were granted under the Option Plan. The fair market value of the Company's common stock on March 16, 1998 was $ 15.75 per share. The Company accounts for these stock options under Accounting Principles Board (APB) Opinion No. 25. No options were exercised during the quarter ended September 30, 1998.









                                       (9)

                       WSB HOLDING COMPANY AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





NOTE F - RESTRICTED STOCK PLAN

In March 1998, the Bank established a Restricted Stock Plan ("RSP"). Under the terms of the RSP, a total of 13,224 shares of the Company's common stock is available for the granting of awards to officers, directors and employees during a period of twenty-one years, unless sooner terminated. During the three months ended September 30, 1998 the Bank contributed sufficient funds to the RSP to purchase 13,224 shares of the Company's common stock in the open market. All stock purchased by the RSP was purchased at the fair market value on the date of purchase. Stock awarded is earned at a rate of 20% annually with the first 20% awarded on the one-year anniversary of the date of grant. The market value of the common stock at the date of award is included as a reduction of stockholders' equity in the consolidated balance sheet and is recorded as compensation expense using the straight-line method over the vesting period of the awards. The awards vest pro rata over five years at each anniversary of the award. On March 16, 1998, 13,224 shares of the Company's common stock was awarded under the RSP. The fair market value of the Company's stock on March 16, 1998 was $ 15.75 per share.

The Company applies Accounting Principles Board (APB) Opinion No. 25 in accounting for the RSP. Aggregate compensation expense with respect to the foregoing RSP awards was $ 10,414 for the three month period ended September 30 1998.

NOTE G - ASSET QUALITY

At September 30 1998 and June 30, 1998, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $ 137,000 and $ 301,000, respectively. Nonperforming loans were
 .83% of total loans at September 30, 1998. Total nonperforming assets as a percent of total assets at September 30, 1998 was .67%.






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

Comparison of Financial Condition at September 30, 1998 and June 30, 1998.

Total  consolidated  assets decreased by  approximately $ 238,000,  or .62% to $
37.97 million at September 30, 1998 from $ 38.21 million at June 30, 1998. The decrease in total assets was primarily attributable to the common stock purchased for the RSP. Cash from our FHLB demand account in the amount of $ 215,000 was used to purchase shares for the RSP.

Comparison of Results of Operations for the Three Months Ended September 30, 1998 and 1997.

Net Income. Net income decreased $ 3,000 from a profit of $ 48,000 for the three months ended September 30, 1997 to a profit of $ 45,000 for the three months ended September 30, 1998. The change was primarily the result of increased compensation expenses and of additional expenditures of being a publicly held Company offset by gains on sales of securities and foreclosed real estate.

Net Interest Income. Net interest income increased $ 10,000 or 4.0% from $ 269,000 for the three months ended September 30, 1997 to $ 279,000 for the three months ended September 30, 1998. The improvement in net interest income primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities for the Company of $ 1.2 million for the three months ended September 30, 1998 as compared to 1997. The interest rate spread decreased to 2.48% for three months ended September 30, 1998 as compared to 2.82% for the three months ended September 30, 1997, primarily due to an increase in our cost of funds and a reduction in our yield of our investment portfolio.

Provision for Loan Losses. Our provision for loan losses decreased $ 8,700 from $ 8,700 for the three months ended September 30, 1997 to $ 0 for the three months ended September 30, 1998. No provision for loan losses was necessary due to adequate loss reserves booked at September 30, 1998.

Historically, we have emphasized our loss experience over other factors in establishing the provision for loan losses. We review the allowance for loan losses in relation to (I) our past loan loss experience, (ii) known and inherent risks in our portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions. Because of the increased coverage of the allowances for loan losses to total loans, management believes the allowance for loan losses is a level that is considered to be adequate to provide for estimated losses; however, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.




                                      (11)

Noninterest Income. Our noninterest income increased by $ 51,000 or 234% from $ 22,000 for the three months ended September 30, 1997 to $ 73,000 for the three months ended September 30, 1998. This increase was attributable to our decision to sell securities available-for-sale which provided us with a gain of $ 29,000 and our sale of various foreclosed real estate properties which resulted in a $ 21,000 gain.

Noninterest Expense. Our non-interest expense increased by $ 57,000 or 24.9% from $ 228,000 for the three months ended September 30, 1997 to $ 285,000 for the three months ended September 30, 1998, primarily as a result of anticipated expenses related to compensation increases and the implementation of the ESOP and the RSP totaling $ 20,000 for the three months ended September 30, 1998. Legal, accounting and other fees increased $ 24,000 due to activities relating to being a public company. The remainder of the increase in non-interest expenses was associated with increased loan expenses, advertising and upgrades associated with the Bank's technology.

Income Tax Expense. Our income tax expense for the three months ended September 30, 1998 was $ 22,000 (effective tax rate of 33.6%) compared to an expense of $ 5,000 (effective tax rate of 10.0%) for the three months ended September 30, 1997. The $ 17,000 change in expense was the result of the effective tax rate fluctuation due to a recording of a previously unrecorded Federal net operating loss carryforward tax benefit during the three months ended September 30, 1997.

Year 2000 Compliance

In July 1998, the Company adopted a Year 2000 compliance plan and established a Year 2000 compliance committee. The objectives of the plan and the committee are to prepare the Company for the Year 2000. As recommended by the Federal Financial Institutions Examination Council, the plan encompasses the following phases: awareness, assessment, renovation, validation and implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the plan is currently on schedule. The Company is currently in the validation stage, which includes testing of changes to hardware and software, accompanied by monitoring and testing with vendors. Prioritization of the most critical applications has been addressed, along with contract and service agreements. The primary operating software for the Company is provided and maintained by an external service bureau. The Company has maintained ongoing contact with the service bureau to ensure that testing and monitoring of the system is progressing. In September 1998, the Company tested their software with the external service bureau and the results of the testing showed that there were minimal problems in submitting information on transactions from the Company to the external service bureau using January 2000 dates for all transactions tested. Final testing is scheduled to be completed by March 31, 1999.

The Company has contacted all other material vendors and suppliers as well as all material customers and non- information technology supplies regarding their year 2000 state of readiness. Each of these third parties has delivered written assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. The validation phase is targeted for completion by March 31, 1999. The implementation phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis. The implementation phase is scheduled for completion by June 30, 1999.

Costs have been and will be incurred due to enhancements made to non-compliant teller software and fees incurred from our external service bureau. The Company does not anticipate that the related overall costs will be material in any single year. In total, the Company estimates that its cost for compliance will amount to approximately $ 15,000 over the two year period from 1998-1999, of which approximately $ 7,000 was incurred as of September 30, 1998. No assurance can be given that the Year 2000 compliance plan will be completed successfully by the year 2000, in which event the Company could incur significant costs. If the external service bureau is unable to resolve the potential problem in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Company. However, the Company is in the process of developing a contingency plan whereby daily transactions normally processed by external service bureau would be processed by the Company and stored electronically for future processing by the external service bureau.



                                      (12)

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events which are inherently uncertain, including the progress and results of the Company's external service bureau, testing plans, and all vendors, suppliers and customer readiness.

Liquidity and Capital Resources

The Company's primary sources of funds are new deposits, proceeds from principal and interest payments of loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At September 30, 1998, the Bank had obligations to fund outstanding loan commitments of approximately $ 88,000.

At September 30, 1998, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at September 30, 1998, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.








                                      (13)

The Bank exceeded all of its capital requirements at September 30, 1998. The Bank had the following capital ratios at September 30, 1998.




                                                                        (IN THOUSANDS)

                                                                          FOR CAPITAL                   CATEGORIZED AS
                                                ACTUAL                   ADEQUACY PURPOSES:              "WELL CAPITALIZED"
                                     ---------------------------  ----------------------------   ------------------------------
                                         AMOUNT          RATIO          AMOUNT         RATIO           AMOUNT           RATIO
                                     ------------   ------------  --------------   -----------   ---------------   ------------
As of September 30, 1998:

  Total Risk-Based Capital
     (to Risk-Weighted Assets)           $ 4,043          26.0%         $ 1,244          8.0%           $ 1,555          10.0%

  Tier I Capital
     (to Risk-Weighted Assets)             3,866          24.9%             622          4.0%               933           6.0%

   Tier I Capital
     (to Total Assets)                     3,866          10.5%           1,475          4.0%             1,844           5.0%

   Tangible Capital
     (to Total Assets)                     3,866          10.5%             553          1.5%             1,844           5.0%


                                      (14)

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At
         September 30, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

                  None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matter was submitted to a vote of security holders during the first quarter of fiscal 1999.

Item 5.  Other Information
         -----------------

         On October 19, 1998, the Company declared a cash dividend of $ .04 per share to stockholders of record as of November 2, 1998. Such dividend is payable on November 16, 1998.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)
             (3)(I)  Restated  Articles of Incorporation of WSB Holding Company*
             (3)(ii) Bylaws of WSB  Holding   Company**
             (4)     Specimen Stock Certificate of WSB Holding Company**
             (10)    Employment  Agreement between Workingmens Bank and Robert Neudorfer ***
             (10.1)  1998 Stock Option Plan ****
             (10.2)  Workingmens Bank Restricted Stock Plan and Trust Agreement ****
             (27)    Financial  Data  Schedule  (electronic filing only)

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

                                     WSB Holding Company



Date: November 12, 1998                 By /s/Robert D. Neudorfer
      --------------------              ----------------------------------------
                                           Robert D. Neudorfer, President
                                           (Principal Financial Officer)



Date: November 12, 1998              By /s/Ronald W. Moreschi
      --------------------              ----------------------------------------
                                           Ronald W. Moreschi
                                           Vice President and Treasurer
                                           (Principal Accounting Officer)



                                      (16)