Form 10QSB
period 1998-12-31
WSB HOLDING CO
filed 1999-02-04
CIK 1040790

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ---------------------

                                   FORM 10-QSB



(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                         Commission File Number 0-22997

                               WSB HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



        Pennsylvania                                     23-2908963
------------------------------             -------------------------------------
(State or other jurisdiction of            I.R.S. Employer Identification Number
 incorporation or organization)


807 Middle Street, Pittsburgh, Pennsylvania      15212
-------------------------------------------   ----------
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

      As of February 1, 1999, there were 322,059 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

      Transitional small business disclosure format:

                                                      Yes       X  No
                                                  ---          ---

                       WSB HOLDING COMPANY AND SUBSIDIARY
                            PITTSBURGH, PENNSYLVANIA


                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           -----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Balance Sheets - as of December 31, 1998
     (Unaudited) and June 30, 1998                                             3

   Consolidated Statements of Income - (Unaudited) for
     the six months ended December 31, 1998 and 1997                           4

   Consolidated Statements of Income - (Unaudited) for the
     three months ended December 31, 1998 and 1997                             5

   Consolidated Statements of Cash Flows - (Unaudited)
     for the six months ended December 31, 1998 and 1997                       6

   Notes to (Unaudited) Consolidated Financial Statements                      8

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     14

Item 2. Changes in Securities and use of Proceeds                             14

Item 3. Defaults Upon Senior Securities                                       14

Item 4. Submission of Matters to a Vote of Security Holders                   14

Item 5. Other Information                                                     14

Item 6. Exhibits and Reports on Form 8-K                                      14

SIGNATURES                                                                    15


                                       (2)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                           December 31,
                                                              1998                   June 30,
                                                           (Unaudited)                 1998
                                                           ------------            ------------
Cash and cash equivalents:
   Interest bearing                                        $  4,658,309            $  4,750,915
   Non-interest bearing                                         370,552                 406,629
Securities held-to-maturity (estimated fair
   value of $ 12,711,516 and $ 11,701,996)                   12,712,026              11,667,658
Securities available-for-sale, at fair value                  4,025,743               3,245,015
Loans and real estate (net of allowance for
   loan losses of $ 171,737 and $ 198,168)                   16,575,813              16,620,321
Federal Home Loan Bank stock, at cost                           153,300                 153,300
Accrued interest receivable                                     225,082                 228,175
Premises and equipment, net                                   1,020,570               1,017,168
Other assets                                                     64,100                 106,431
Income taxes receivable                                            -                      9,859
Deferred income taxes                                             9,000                   3,001
                                                           ------------            ------------
  TOTAL ASSETS                                             $ 39,814,495            $ 38,208,472
                                                           ============            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                   $ 33,574,245            $ 31,867,605
Federal Home Loan Bank advances                               1,000,000               1,000,000
Advances from borrowers for taxes and insurance                 247,867                 223,848
Accrued expenses and other liabilities                          134,227                 327,473
Accrued income taxes                                             28,294                    -
                                                           ------------            ------------
  TOTAL LIABILITIES                                          34,984,633              33,418,926
                                                           ------------            ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock ($.10 par value, 1,000,000
   shares authorized, none outstanding)                            -                       -
   Common stock ($.10 par value, 4,000,000 shares
   authorized; 330,600 shares issued and 325,559
   shares outstanding at December 31, 1998 and
   329,435 shares outstanding at June 30, 1998)                  33,060                  33,060
   Additional paid-in capital                                 2,993,036               2,989,212
   Retained earnings, substantially restricted                2,237,044               2,179,378
   Unearned Employee Stock Ownership Plan shares (ESOP)        (229,213)               (242,438)
   Unearned compensation - Restricted Stock Plan (RSP)         (177,036)               (197,864)
   Treasury stock, at cost; 5,041 and 1,165 shares              (66,728)                (19,431)
   Accumulated other comprehensive income, net
     of applicable income taxes of $17,013 and $17,360           39,699                  47,629
                                                           ------------            ------------
    TOTAL STOCKHOLDERS' EQUITY                                4,829,862               4,789,546
                                                           ------------            ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 39,814,495            $ 38,208,472
                                                           ============            ============


See accompanying notes to the unaudited consolidated financial statements.

                                      (3)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                          Six Months Ended
                                                             December 31,
                                                          1998        1997
                                                      ----------   ----------

INTEREST AND DIVIDEND INCOME
   Loans                                              $  682,634   $  640,130
   Investments                                           500,022      497,606
   Other interest earning assets                         165,094      151,752
                                                      ----------   ----------

        TOTAL INTEREST AND DIVIDEND INCOME             1,347,750    1,289,488
                                                      ----------   ----------

INTEREST EXPENSE
   Deposits                                              734,289      673,660
   Advances from FHLB                                     28,900       68,147
                                                      ----------   ----------
        TOTAL INTEREST EXPENSE                           763,189      741,807
                                                      ----------   ----------

        NET INTEREST INCOME                              584,561      547,681

PROVISION FOR LOAN LOSSES                                   -          16,321
                                                      ----------   ----------
        NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                       584,561      531,360
                                                      ----------   ----------

NONINTEREST INCOME
   Service charges and other fees                         43,455       41,275
   Net gain on sale of securities
        available-for-sale                                46,769         -
   Gain on sale of foreclosed real estate                 20,665         -
   Income from real estate rental                          3,540        1,900
                                                      ----------   ----------

        TOTAL NONINTEREST INCOME                         114,429       43,175
                                                      ----------   ----------
NONINTEREST EXPENSE
   Compensation and benefits                             280,612      238,612
   Occupancy and equipment expense                        80,906       67,884
   Insurance premiums                                     15,424       14,502
   Other                                                 215,566      156,562
                                                      ----------   ----------

        TOTAL NONINTEREST EXPENSE                        592,508      477,560
                                                      ----------   ----------

        INCOME BEFORE INCOME TAXES                       106,482       96,975

INCOME TAX EXPENSE                                        34,898       34,489
                                                      ----------   ----------
        NET INCOME                                    $   71,584   $   62,486
                                                      ==========   ==========

EARNINGS PER COMMON SHARE-BASIC                       $      .23   $      .11
                                                      ==========   ==========

EARNINGS PER COMMON SHARE-DILUTED                     $      .23   $      .11
                                                      ==========   ==========



See accompanying notes to the unaudited consolidated financial statements.

                                       (4)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                       Three Months Ended
                                                           December 31,
                                                         1998       1997
                                                       --------   --------
INTEREST AND DIVIDEND INCOME
   Loans                                               $341,817   $323,864
   Investments                                          263,967    238,127
   Other interest earning assets                         85,631     81,822
                                                       --------   --------
        TOTAL INTEREST AND DIVIDEND INCOME              691,415    643,813
                                                       --------   --------
INTEREST EXPENSE
   Deposits                                             371,811    340,990
   Advances from FHLB                                    14,450     24,219
                                                       --------   --------
        TOTAL INTEREST EXPENSE                          386,261    365,209
                                                       --------   --------
        NET INTEREST INCOME                             305,154    278,604

PROVISION FOR LOAN LOSSES                                  -         7,621
                                                       --------   --------
        NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                      305,154    270,983
                                                       --------   --------

NONINTEREST INCOME
   Service charges and other fees                        22,424     20,463
   Net gain on sale of securities available-for-sale     17,838       -
   Income from real estate rental                         1,325        925
                                                       --------   --------
        TOTAL NONINTEREST INCOME                         41,587     21,388
                                                       --------   --------

NONINTEREST EXPENSE
   Compensation and benefits                            142,865    120,732
   Occupancy and equipment expense                       40,245     33,196
   Insurance premiums                                     7,693      8,254
   Other                                                116,438     87,015
                                                       --------   --------
        TOTAL NONINTEREST EXPENSE                       307,241    249,197
                                                       --------   --------
        INCOME BEFORE INCOME TAXES                       39,500     43,174

INCOME TAX EXPENSE                                       12,421     29,116
                                                       --------   --------
        NET INCOME                                     $ 27,079   $ 14,058
                                                       ========   ========

EARNINGS PER COMMON SHARE-BASIC                        $    .09   $    .05
                                                       ========   ========
EARNINGS PER COMMON SHARE-DILUTED                      $    .09   $    .05
                                                       ========   ========


See accompanying notes to the unaudited consolidated financial statements.


                                       (5)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                        Six Months Ended
                                                                          December 31,
                                                                      1998           1997
                                                                 -------------   ------------
OPERATING ACTIVITIES
   Net income                                                    $     71,584    $     62,486
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Amortization of:
             Deferred loan origination fees                            (1,126)         (2,005)
             Premiums and discounts on loans
                  and investment securities                            28,636          (4,209)
             Net gain on sale of securities available-for-sale        (46,769)           -
             Net gain on sale of real estate owned                    (20,665)           -
             Unearned ESOP shares                                      17,049          12,170
             Compensation expense related to RSP                       20,828            -
         Provision for loan losses                                       -             16,321
         Depreciation of premises and equipment                        25,844          27,224
         (Increase) decrease in:
             Accrued interest receivable                                3,093         112,139
             Other assets                                              42,331          44,302
             Deferred income taxes                                     (5,652)         19,920
         Increase (decrease) in:
             Accrued expenses and other liabilities                    (1,498)          3,510
             Accrued income taxes                                      38,153          14,569
                                                                 ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             171,808         306,427
                                                                 ------------    ------------

INVESTING ACTIVITIES

   Purchases of securities held-to-maturity                       (11,134,996)     (5,900,000)
   Proceeds from maturities of and principal
      repayments on securities held-to-maturity                    10,053,449       4,586,298
   Proceeds from sale of securities
      available-for-sale                                              613,167            --
   Purchases of securities available-for-sale                      (1,512,521)     (1,000,000)
   Proceeds from maturities of and principal
      repayments on securities available-for-sale                     165,661         413,176
   Net loan originations and principal
      repayments on loans                                            (154,287)       (415,450)
   Proceeds from sale of real estate owned                            220,586            --
   Purchases of premises and equipment                                (29,246)         (1,498)
                                                                 ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES                              (1,778,187)     (2,317,474)
                                                                 ------------    ------------


See accompanying notes to the unaudited consolidated financial statements.


                                       (6)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                     Six Months Ended
                                                                       December 31,
                                                               1998                 1997
                                                            -----------          -----------
FINANCING ACTIVITIES
   Net increase (decrease) in deposits                        1,706,640            1,468,175
   Net increase (decrease) in FHLB advances                        -              (2,000,000)
   Proceeds from issuance of common stock                          -               3,041,520
   Payment of conversion costs                                     -                (291,622)
   Purchase of Treasury Stock                                   (47,297)                -
 Dividends paid                                                 (13,918)                -
 Net increase in  advances from
      borrowers for taxes and insurance                          24,019               35,335
   Contribution to Restricted Stock Plan (RSP)
   for the purchase of treasury stock                          (191,748)                -
                                                            -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,477,696            2,253,408
                                                            -----------          -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                            (128,683)             242,361

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              5,157,544            2,804,804
                                                            -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 5,028,861          $ 3,047,165
                                                            ===========          ===========

SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
   Interest on deposits, advances,
      and other borrowings                                  $   766,282          $   641,200
   Income taxes                                             $     2,400          $    20,000

Transfer from loans to real estate
   acquired through foreclosure                             $      -             $     2,500




See accompanying notes to the unaudited consolidated financial statements.


                                       (7)

                       WSB HOLDING COMPANY AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the six month and three month periods ended December 31, 1998 is not necessarily indicative of the results which may be expected for the entire year or any other interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1998 which are included in the Form 10KSB (file no. 0-22997).

As of July 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. Statement No. 130 requires that companies (I) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required. Total comprehensive income for the six month periods ended December 31, 1998 and 1997 was $ 63,654 and $ 90,976, respectively. Total comprehensive income for the three month periods ended December 31, 1998 and 1997 was $82,946 and $23,243, respectively.

NOTE B - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock in accordance with SFAS 128.


                                      (8)

                       WSB HOLDING COMPANY AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                      Six Months Ended
                                                        December 31,
                                                      1998        1997
                                                   ---------   ---------

Net income                                         $  71,584   $  62,486

Less income attributable to pre-stock
   conversion (7/1/97 - 8/26/97)                        -        (30,004)
                                                   ---------   ---------
Income available to common
   stockholders used in basic and
   diluted EPS                                     $  71,584   $  32,482
                                                   =========   =========
Weighted average number of shares
   used in basic EPS                                 305,170     304,593

Effect of dilutive securities:
   Stock options                                        -           -
   Restricted Stock Plan                                -           -
                                                   ---------   ---------

Weighted number of shares and
   dilutive potential common stock
   used in diluted EPS                               305,170     304,593
                                                   =========   =========


NOTE C - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

For the six months ended December 31, 1998 and 1997, compensation from the ESOP of $ 17,049 and $12,170 was expensed. For the three months ended December 31, 1998 and 1997, compensation from the ESOP of $ 7,522 and $ 2,915 was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At December 31, 1998, the ESOP had 3,521 allocated shares and 22,927 unallocated shares. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

NOTE D - RESTRICTED STOCK PLAN

The Company applies Accounting Principles Board (APB) Opinion No. 25 in accounting for the RSP. Aggregate compensation expense with respect to the foregoing RSP awards was $ 20,828 for the six month period ended December 31, 1998, and $ 10,414 for the three month period ended December 31, 1998.

NOTE E - ASSET QUALITY

At December 31, 1998 and June 30, 1998, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $ 16,000 and $ 301,000, respectively. Nonperforming loans were
 .10% of total loans at December 31, 1998. Total nonperforming assets as a percent of total assets at December 31, 1998 was .30%.

                                      (9)

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



General

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to "We" and "Our" include WSB Holding Company and/or Workingmens Bank as appropriate.

Comparison of Financial Condition at December 31, 1998 and June 30, 1998.

Total consolidated  assets increased by approximately $ 1,606,000,  or 4.2% to $
39.8 million at December 31, 1998 from $ 38.2 million at June 30, 1998. The increase in total assets occurred in our investment portfolio by increasing $1.8 million which was funded by an increase in our deposits of $1.7 million.

Comparison of Results of Operations for the Six Months Ended December 31, 1998 and 1997.

Net Income. Net income increased $ 9,100 to $ 71,600 for the six months ended December 31, 1998 from $ 62,500 for the six months ended December 31, 1997. The change was primarily the result of a $ 37,000 increase in net interest income, a $16,000 reduction in our provision for loan losses, and a $ 67,000 increase in net gains on sales of investments and foreclosed real estate, offset by an increase of $42,000 in compensation expense and $37,000 in additional expenditures of being a publicly held company.

Net Interest Income. Net interest income increased $ 37,000 or 6.7% to $ 585,000 for the six months ended December 31, 1998 from $ 548,000 for the six months ended December 31, 1997. The improvement in net interest income primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities for the Company of $ 1.5 million for the six months ended December 31, 1998 as compared to 1997. The interest rate spread decreased to 2.70% for six months ended December 31, 1998 as compared to 2.96% for the six months ended December 31, 1997, primarily due to an increase in our cost of funds and a reduction in our yield of our investment portfolio.

Provision for Loan Losses. At December 31, 1998, our non-performing loans were $ 16,000. No provision for loan losses was necessary due to adequate loss reserves booked at December 31, 1998.

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


                                      (10)

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Noninterest Income. Our noninterest income increased by $ 71,000 or 165% to $114,000 for the six months ended December 31, 1998 from $ 43,000 for the six months ended December 31, 1997. This increase was attributable to our decision to sell securities available-for-sale which provided us with a gain of $ 47,000 and our sale of various foreclosed real estate properties which resulted in a $ 21,000 gain.

Noninterest Expense. Our non-interest expense increased by $ 115,000 or 24.1% to $ 593,000 for the six months ended December 31, 1998 from $ 478,000 for the six months ended December 31, 1997, primarily as a result of anticipated expenses related to compensation increases and the implementation of the ESOP and the RSP totaling $ 42,000 for the six months ended December 31, 1998. Legal, accounting and other fees increased $ 37,000 due to activities relating to being a public company. The remainder of the increase in non-interest expenses was associated with increased loan expenses, advertising and upgrades associated with the Bank's technology.

Comparison of Results of Operations for the Three Months Ended December 31, 1998 and 1997.

Net Income. Net income increased $13,000 to $ 27,000 for the three months ended December 31, 1998 from $ 14,000 for the three months ended December 31, 1997. The change was primarily the result of increases in net interest income after provision for loan losses and gains realized on sales of securities, offset by increases in compensation expenses and additional expenditures of being a publicly held Company.

Net Interest Income. Net interest income increased $ 26,000 or 9.5% to $ 305,000 for the three months ended December 31, 1998 from $ 279,000 for the three months ended December 31, 1997. The improvement in net interest income primarily was a result of collecting previously nonaccrual status loan interest of approximately $ 24,500 during the three months ended December 31, 1998.

Noninterest Income. Our noninterest income increased by $ 20,200 or 94% to $41,600 for the three months ended December 31, 1998 from $21,400 for the three months ended December 31, 1997. This increase was primarily attributable to the sale of securities available-for-sale which provided us with a gain of $ 17,800.

Noninterest Expense. Our non-interest expense increased by $ 58,000 or 23.3% to $ 307,000 for the three months ended December 31, 1998 from $ 249,000 for the three months ended December 31, 1997, primarily as a result of increases to compensation of $ 12,000 and RSP expenses of $ 10,000 for the three months ended December 31, 1998. Legal, accounting and other fees increased $ 15,000 due to activities relating to being a public company. The remainder of the increase in non-interest expenses was associated with increased loan expenses, advertising and upgrades associated with the Bank's technology.

                                      (11)

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


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

The Company has contacted all other material vendors and suppliers as well as all material customers and noninformation technology supplies regarding their year 2000 state of readiness. Each of these third parties has delivered written assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. The validation phase is targeted for completion by March 31, 1999. The implementation phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis. The implementation phase is scheduled for completion by June 30, 1999.

Costs have been and will be incurred due to enhancements made to non-compliant teller software and fees incurred from our external service bureau. The Company does not anticipate that the related overall costs will be material in any single year. In total, the Company estimates that its cost for compliance will amount to approximately $ 15,000 over the two year period from 1998-1999, of which approximately $ 11,000 was incurred as of December 31, 1998. No assurance can be given that the Year 2000 compliance plan will be completed successfully by the year 2000, in which event the Company could incur significant costs. If the external service bureau is unable to resolve the potential problem in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Company. However, the Company has a contingency plan whereby daily transactions normally processed by external service bureau would be processed by the Company and stored electronically for future processing by the external service bureau.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events which are inherently uncertain, including the progress and results of the Company's external service bureau, testing plans, and all vendors, suppliers and customer readiness.

                                      (12)

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Company's primary sources of funds are new deposits, proceeds from principal and interest payments of loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At December 31, 1998, the Bank had obligations to fund outstanding loan commitments of approximately $316,000.

At December 31, 1998, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at December 31, 1998, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

                                      (13)

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At December 31, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

                  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  None

Item 5.  Other Information
         -----------------

         On October 19, 1998, the Company declared a cash dividend of $ .04 per share to stockholders of record as of November 2, 1998. Such dividend was paid on November 16, 1998.

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

                               WSB Holding Company



Date: February 4, 1999                    By /s/Robert D. Neudorfer
      ----------------                         ---------------------------------
                                               Robert D. Neudorfer, President
                                               (Principal Financial Officer)



Date: February 4, 1999                    By /s/Ronald W. Moreschi
      ----------------                         ---------------------------------
                                                Ronald W. Moreschi
                                                Vice President and Treasurer
                                                (Principal Accounting Officer)



                                      (15)