Form 10QSB
period 1999-03-31
WSB HOLDING CO
filed 1999-05-07
CIK 1040790

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-QSB



(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________

                         Commission File Number 0-22997

                               WSB HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



         Pennsylvania                                            23-2908963
-------------------------------                            ---------------------
(State or other jurisdiction of                               I.R.S. Employer
 incorporation or organization)                            Identification Number


807 Middle Street, Pittsburgh, Pennsylvania                        15212
-------------------------------------------                ---------------------
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

      As of May 4, 1999, there were 314,084 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

      Transitional small business disclosure format:

                                                          Yes       X  No
                                                      ---          ---

                       WSB HOLDING COMPANY AND SUBSIDIARY
                            PITTSBURGH, PENNSYLVANIA

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements

      Consolidated Balance Sheets - as of March 31, 1999
         (Unaudited) and June 30, 1998....................................... 3

      Consolidated Statements of Income - (Unaudited) for
        the nine months ended March 31, 1999 and 1998........................ 4

      Consolidated Statements of Income - (Unaudited) for the
        three months ended March 31, 1999 and 1998 .......................... 5

      Consolidated Statements of Cash Flows - (Unaudited)
        for the nine months ended March 31, 1999 and 1998...................6-7

      Notes to (Unaudited) Consolidated Financial Statements................8-9

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations.................................10-13

PART II -  OTHER INFORMATION

      Item 1.  Legal Proceedings.............................................14

      Item 2.  Changes in Securities and use of Proceeds.....................14

      Item 3.  Defaults Upon Senior Securities...............................14

      Item 4.  Submission of Matters to a Vote of Security Holders...........14

      Item 5.  Other Information.............................................14

      Item 6.  Exhibits and Reports on Form 8-K..............................14

SIGNATURES...................................................................15

                       WSB HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                            ASSETS
                                                                                    March 31,
                                                                                      1999               June 30,
                                                                                   (Unaudited)             1998
                                                                                   -----------         -----------
Cash and cash equivalents:
   Interest bearing                                                              $   2,993,495        $  4,750,915
   Non-interest bearing                                                                406,669             406,629
Securities held-to-maturity (estimated fair
   value of $13,611,853 and $11,701,996)                                            13,715,574          11,667,658
Securities available-for-sale, at fair value                                         3,938,640           3,245,015
Loans and real estate (net of allowance for
   loan losses of $ 169,100 and $ 198,168)                                          16,629,412          16,620,321
Federal Home Loan Bank stock, at cost                                                  153,300             153,300
Cash surrender value of life insurance                                               1,150,000              -
Accrued interest receivable                                                            336,389             228,175
Premises and equipment, net                                                          1,004,285           1,017,168
Other assets                                                                            57,561             106,431
Income taxes receivable                                                                 -                    9,859
Deferred income taxes                                                                   37,232               3,001
                                                                                   -----------         -----------

  TOTAL ASSETS                                                                     $40,422,557         $38,208,472
                                                                                   ===========         ===========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                           $34,387,247         $31,867,605
Federal Home Loan Bank advances                                                      1,000,000           1,000,000
Advances from borrowers for taxes and insurance                                        114,882             223,848
Accrued expenses and other liabilities                                                 155,922             327,473
Accrued income taxes                                                                    66,010               -
                                                                                   -----------         -----------

  TOTAL LIABILITIES                                                                 35,724,061          33,418,926
                                                                                   -----------         -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock ($ .10 par value, 1,000,000 shares
     authorized, none outstanding)                                                     -                   -
   Common stock ($ .10 par value, 4,000,000 shares authorized;
     330,600 shares issued and 314,984 outstanding at
     March 31, 1999 and 329,435 shares outstanding at June 30, 1998)                    33,060              33,060
   Additional paid-in capital                                                        2,994,026           2,989,212
   Retained earnings, substantially restricted                                       2,261,942           2,179,378
   Unearned Employee Stock Ownership Plan shares (ESOP)                               (222,601)           (242,438)
   Unearned compensation - Restricted Stock Plan (RSP)                                (166,622)           (197,864)
   Treasury stock, at cost; 15,616 and 1,165 shares                                   (220,024)            (19,431)
   Accumulated other comprehensive income, net
     of applicable income taxes of $8,020 and $17,360                                   18,715              47,629
                                                                                   -----------         -----------

    TOTAL STOCKHOLDERS' EQUITY                                                       4,698,496           4,789,546
                                                                                   -----------         -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $40,422,557         $38,208,472
                                                                                   ===========         ===========

See accompanying notes to the unaudited consolidated financial statements.

                                      (3)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                     Nine Months Ended
                                                                         March 31,
                                                                 1999                1998
                                                              ----------          ----------
INTEREST AND DIVIDEND INCOME
   Loans                                                      $1,028,462          $  964,643
   Investments                                                   745,877             745,303
   Other interest earning assets                                 228,836             212,240
                                                              ----------          -----------
                  TOTAL INTEREST AND DIVIDEND INCOME           2,003,175           1,922,186
                                                              ----------          ----------
INTEREST EXPENSE
   Deposits                                                    1,091,946           1,019,339
   Advances from FHLB                                             43,350              82,597
                                                              ----------          ----------
                  TOTAL INTEREST EXPENSE                       1,135,296           1,101,936
                                                              ----------          ----------
                  NET INTEREST INCOME                            867,879             820,250

PROVISION FOR LOAN LOSSES                                           -                 25,797
                                                              ----------          ----------
                  NET INTEREST INCOME AFTER
                    PROVISION FOR LOAN LOSSES                    867,879             794,453
                                                              ----------          ----------
NONINTEREST INCOME
   Service charges and other fees                                 68,359              60,596
   Net gain on sale of securities
        available-for-sale                                        51,764              14,313
   Gain on sale of foreclosed real estate                         25,555                -
   Income from real estate rental                                  4,665               3,200
                                                              ----------          ----------
                  TOTAL NONINTEREST INCOME                       150,343              78,109
                                                              ----------          ----------
NONINTEREST EXPENSE
   Compensation and benefits                                     417,755             364,060
   Occupancy and equipment expense                               124,353             102,498
   Insurance premiums                                             23,397              22,180
   Other                                                         311,923             260,833
                                                              ----------          ----------
                  TOTAL NONINTEREST EXPENSE                      877,428             749,571
                                                              ----------          ----------
                  INCOME BEFORE INCOME TAXES                     140,794             122,991

INCOME TAX EXPENSE                                                44,312              34,156
                                                              ----------          ----------
                  NET INCOME                                  $   96,482          $   88,835
                                                              ==========          ==========
EARNINGS PER COMMON SHARE - BASIC                             $      .32          $      .23
                                                              ==========          ==========
EARNINGS PER COMMON SHARE - DILUTED                           $      .32          $      .23
                                                              ==========          ==========


See accompanying notes to the unaudited consolidated financial statements.

                                       (4)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                                       1999              1998
                                                                     ---------         ---------
INTEREST AND DIVIDEND INCOME
   Loans                                                              $345,828          $324,513
   Investments                                                         245,855           247,697
   Other interest earning assets                                        63,742            60,488
                                                                     ---------         ---------
                  TOTAL INTEREST AND DIVIDEND INCOME                   655,425           632,698
                                                                     ---------         ---------
INTEREST EXPENSE
   Deposits                                                            357,657           345,679
   Advances from FHLB                                                   14,450            14,450
                                                                     ---------         ---------
                  TOTAL INTEREST EXPENSE                               372,107           360,129
                                                                     ---------         ---------
                  NET INTEREST INCOME                                  283,318           272,569

PROVISION FOR LOAN LOSSES                                                 -                9,476
                                                                     ---------         ---------
                  NET INTEREST INCOME AFTER
                    PROVISION FOR LOAN LOSSES                          283,318           263,093
                                                                     ---------         ---------
NONINTEREST INCOME
   Service charges and other fees                                       24,904            19,321
   Net gain on sale of securities available-for-sale                     4,995            14,313
   Gain on sale of foreclosed real estate                                4,890              -
   Income from real estate rental                                        1,125             1,300
                                                                     ---------         ---------
                  TOTAL NONINTEREST INCOME                              35,914            34,934
                                                                     ---------         ---------
NONINTEREST EXPENSE
   Compensation and benefits                                           137,143           125,448
   Occupancy and equipment expense                                      43,447            34,614
   Insurance premiums                                                    7,973             7,678
   Other                                                                96,357           104,271
                                                                     ---------         ---------
                  TOTAL NONINTEREST EXPENSE                            284,920           272,011
                                                                     ---------         ---------
                  INCOME BEFORE INCOME TAXES                            34,312            26,016

INCOME TAX EXPENSE                                                       9,414              (333)
                                                                     ---------         ---------
                  NET INCOME                                         $  24,898         $  26,349
                                                                     =========         =========

EARNINGS PER COMMON SHARE-BASIC                                           $.08             $ .09
                                                                          ====             =====

EARNINGS PER COMMON SHARE-DILUTED                                         $.08             $ .09
                                                                          ====             =====

See accompanying notes to the unaudited consolidated financial statements.

                                       (5)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Nine Months Ended
                                                                                March 31,
                                                                        1999              1998
                                                                     ----------       -----------
OPERATING ACTIVITIES

   Net income                                                        $   96,482       $    88,835
   Adjustments to reconcile net income to
       net cash provided by operating activities:
           Amortization of:
           Deferred loan origination fees                                (2,390)           (2,919)
           Premiums and discounts on loans
                and investment securities                               (40,960)          (13,468)
           Net gain on sale of securities available-for-sale            (51,764)          (14,313)
           Net gain on sale of real estate owned                        (25,555)             -
           Unearned ESOP shares                                          24,651            21,867
           Compensation expense related to RSP                           31,242             1,736
       Provision for loan losses                                           -               25,797
       Depreciation of premises and equipment                            42,929            40,082
       (Increase) decrease in:
           Accrued interest receivable                                 (108,214)           86,859
           Other assets                                                  48,870            36,086
           Deferred income taxes                                         (4,987)           19,150
       Increase (decrease) in:
           Accrued expenses and other liabilities                        20,197            18,809
           Accrued income taxes                                          75,869            15,006
                                                                     ----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               106,370           323,527
                                                                     ----------       -----------
INVESTING ACTIVITIES

   Purchases of securities held-to-maturity                         (17,201,142)       (8,700,000)
   Proceeds from maturities of and principal
       repayments on securities held-to-maturity                     15,132,376        10,658,749
   Proceeds from sale of securities available-for-sale                  843,912           173,000
   Purchases of securities available-for-sale                        (2,958,024)       (1,123,254)
   Proceeds from maturities of and principal
       repayments on securities available-for-sale                      325,903           332,642
   Net loan originations and principal repayments on loans             (305,358)       (1,501,215)
   Proceeds from sale of real estate owned                              324,212              -
   Purchases of premises and equipment                                  (30,046)          (11,166)
                                                                     ----------       -----------
NET CASH USED BY INVESTING ACTIVITIES                                (3,868,167)         (171,244)
                                                                     ----------       -----------



See accompanying notes to the unaudited consolidated financial statements.

                                       (6)

                       WSB HOLDING COMPANY AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Nine Months Ended
                                                                            March 31,
                                                                      1999           1998
                                                                  ------------   ------------
FINANCING ACTIVITIES
   Net increase in deposits                                         2,519,642      2,322,529
   Net (decrease) in FHLB advances                                       --       (2,000,000)
   Proceeds from issuance of common stock                                --        3,041,520
   Payment of conversion costs                                           --         (291,622)
   Purchase of treasury stock                                        (200,593)          --
   Dividends paid                                                     (13,918)          --
   Net decrease in advances from
       borrowers for taxes and insurance                             (108,966)      (108,267)
   Contribution to Restricted Stock Plan (RSP) for the
       purchase of treasury stock                                    (191,748)          --
                                                                  -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           2,004,417      2,964,160
                                                                  -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (1,757,380)     3,116,443

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    5,157,544      2,804,804
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 3,400,164    $ 5,921,247
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
   Interest on deposits, advances, and other borrowings           $ 1,027,082    $ 1,117,744
   Income taxes                                                         2,400         25,000

Transfer from loans to real estate acquired through foreclosure   $      --      $     2,500



See accompanying notes to the unaudited consolidated financial statements.

                                       (7)

                       WSB HOLDING COMPANY AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the nine month and three month periods ended March 31, 1999 is not necessarily indicative of the results which may be expected for the entire year or any other interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1998 which are included in the Form 10KSB (file no. 0-22997).

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Total comprehensive income for the nine month periods ended March 31, 1999 and 1998 was $67,568 and $161,850, respectively. Total comprehensive income for the three month periods ended March 31, 1999 and 1998 was $3,914 and $70,874, respectively.

NOTE B - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock in accordance with SFAS 128.


                                                                        Nine Months Ended
                                                                            March  31,
                                                                         1999        1998
                                                                      ---------   ---------
Net income                                                            $  96,482   $  88,835

Less income attributable to pre-stock conversion (7/1/97 - 8/26/97)        --       (18,479)
                                                                      ---------   ---------
Income available to common
   stockholders used in basic and diluted EPS                            96,482      70,356
                                                                      =========   =========

Weighted average number of shares used in basic EPS                     302,187     305,033

Effect of dilutive securities:
   Stock options                                                           --          --
                                                                      ---------   ---------

Weighted number of shares and
   dilutive potential common stock used in diluted EPS                  302,187     305,033
                                                                      =========   =========

                                       (8)

                       WSB HOLDING COMPANY AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

At March 31, 1999, the ESOP had 4,181 allocated shares and 22,267 unallocated shares. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

NOTE D - ASSET QUALITY

At March 31, 1999 and June 30, 1998, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $-0- and $301,000, respectively.

NOTE E - SUPPLEMENTAL RETIREMENT PLAN

On March 23, 1999, the Company established a nonqualified indexed defined contribution supplemental retirement plan (SRP) for its current directors and key employees. The purpose of the SRP is to attract and retain key employees by providing additional retirement benefits to supplement the other retirement benefits provided by the Company. The present value of estimated supplemental retirement benefits is charged to operations. Since the SRP's effective date is April 1, 1999, no expense related to the SRP was recorded for March 1999.

In conjunction with the SRP, the Company purchased insurance on the lives of covered directors and key employees. The policies accumulate asset values to meet the future liabilities of the SRP. The premium for such coverage was $1,150,000 and is shown in the consolidated balance sheet. Increases in the cash surrender value will be recorded as other noninterest income in the consolidated statement of income.


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

Comparison of Financial Condition at March 31, 1999 and June 30, 1998.

Total consolidated assets increased by approximately $2,214,000, or 5.8% to $40.4 million at March 31, 1999 from $ 38.2 million at June 30, 1998. The increase in total assets occurred in our investment portfolio by increasing $2.7 million which was funded by an increase in our deposits of $2.5 million. In March 1999, we used $1,150,000 of interest bearing cash to purchase insurance for the supplemental retirement plan which is shown as cash surrender value of life insurance on the consolidated balance sheet at March 31, 1999. See Footnote E to financial statements.

Comparison of Results of Operations for the Nine Months Ended March 31, 1999 and 1998.

Net Income. Net income increased $7,700 to $96,500 for the nine months ended March 31, 1999 from $88,800 for the nine months ended March 31, 1998. The change was primarily the result of a $48,000 increase in net interest income, a $26,000 reduction in our provision for loan losses, and a $63,000 increase in net gains on sales of investments and foreclosed real estate, offset by an increase of $54,000 in compensation expense, a $22,000 increase in occupancy and equipment expense and $26,000 in additional expenditures of being a publicly held company.

Net Interest Income. Net interest income increased $48,000 or 5.9% to $868,000 for the nine months ended March 31, 1999 from $820,000 for the nine months ended March 31, 1998. The improvement in net interest income primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities for the Company of $1.3 million for the nine months ended March 31, 1999 as compared to 1998. The interest rate spread decreased to 2.68% for nine months ended March 31, 1999 as compared to 2.92% for the nine months ended March 31, 1998, primarily due to an increase in our cost of funds and a reduction in our yield of our investment portfolio.

Provision for Loan Losses. At March 31, 1999, we had no non-performing loans. No provision for loan losses was necessary due to adequate loan loss reserves at March 31, 1999.

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

Noninterest Income. Our noninterest income increased by $72,000 or 92% to $150,000 for the nine months ended March 31, 1999 from $78,000 for the nine months ended March 31, 1998. This increase was attributable to our decision to sell securities available-for-sale which provided us with a gain of $52,000 and our sale of various foreclosed real estate properties which resulted in a $ 26,000 gain. Such increases are not indicative of future periods.

                                      (10)

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Noninterest Expense. Our non-interest expense increased by $127,000 or 16.9% to $877,000 for the nine months ended March 31, 1999 from $750,000 for the nine months ended March 31, 1998. The increase was attributable to an increase in salaries, general benefits and payroll taxes of $20,000 and increased expenses with respect to the ESOP and RSP of $34,000. Legal, accounting and other fees increased $26,000 due to activities relating to being a public company. The remainder of the increase in non-interest expenses was associated with increased loan expenses, advertising and upgrades associated with the Bank's technology.

Comparison of Results of Operations for the Three Months Ended March 31, 1999 and 1998.

Net Income. Net income decreased $1,000 to $ 25,000 for the three months ended March 31, 1999 from $26,000 for the three months ended March 31, 1998. The change was primarily the result of increases in net interest income after provision for loan losses, offset by an increase in noninterest expenses.

Net Interest Income. Net interest income increased $11,000 or 9.5% to $283,000 for the three months ended March 31, 1999 from $ 272,000 for the three months ended March 31, 1998. The improvement in net interest income primarily was a result of resolving several loans in fiscal 1999 which were on nonaccrual status during the three months ended March 31, 1998.

Noninterest Income. Our noninterest income remained constant for the three months ended March 31, 1999 as compared to March 31, 1998.

Noninterest Expense. Our non-interest expense increased by $13,000 or 4.8% to $285,000 for the three months ended March 31, 1999 from $272,000 for the three months ended March 31, 1998. The increase was attributable to an increase in expenses with respect to the ESOP and RSP of $8,000.

                                      (11)

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Year 2000 Compliance

In July 1998, the Company adopted a Year 2000 compliance plan and established a Year 2000 compliance committee. The objectives of the plan and the committee are to prepare the Company for the Year 2000. The plan encompasses the following phases: awareness, assessment, renovation, validation and implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the plan is currently on schedule. The Company is currently in the implementation stage, where systems are certified for final readiness. Prioritization of the most critical applications has been addressed, along with contract and service agreements. The primary operating software for the Company is provided and maintained by an external service bureau. The Company has maintained ongoing contact with the service bureau to ensure that testing and monitoring of the system is progressing. In March 1999, the Company completed its final testing with the external service bureau and the results of the testing showed that there were no problems in submitting information on transactions from the Company to the external service bureau using January 2000 dates for all transactions tested.

The Company has contacted all other material vendors and suppliers as well as all material customers and non-information technology supplies regarding their year 2000 state of readiness. Each of these third parties has delivered written assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. The implementation phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis. The implementation phase is scheduled for completion by June 30, 1999.

Costs have been and will be incurred due to enhancements made to non-compliant teller software and fees incurred from our external service bureau. The Company does not anticipate that the related overall costs will be material in any single year. In total, the Company estimates that its cost for compliance will amount to approximately $ 15,000 over the two year period from 1998-1999, of which approximately $ 13,000 was incurred as of March 31, 1999. No assurance can be given that the Year 2000 compliance plan will be completed successfully by the year 2000, in which event the Company could incur significant costs. If the external service bureau is unable to resolve a potential problem in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Company. However, the Company has a contingency plan whereby daily transactions normally processed by external service bureau would be processed by the Company and stored electronically for future processing by the external service bureau.

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

                                      (12)

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company's primary sources of funds are new deposits, proceeds from principal and interest payments of loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 1999, the Bank had obligations to fund outstanding loan commitments of approximately $312,000, for which adequate resources were available to fund these loans.

At March 31, 1999, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 1999, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.


                                      (13)

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds

                  None

Item 3.  Defaults Upon Senior Securities

                  None


Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)
             (3)(I)  Restated Articles of Incorporation of WSB Holding Company*
             (3)(ii) Bylaws of WSB Holding Company**
             (4)     Specimen Stock Certificate of WSB Holding Company**
             (10) Employment Agreement between Workingmens Bank and Robert Neudorfer***
             (10.1)  1998 Stock Option Plan****
             (10.2)  Workingmens Bank Restricted Stock Plan and Trust
                     Agreement****
             (27)    Financial Data Schedule (electronic filing only)

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

                                      (14)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               WSB Holding Company



Date:  May 7, 1999                 By /s/Robert D. Neudorfer
                                         ------------------------------
                                         Robert D. Neudorfer, President
                                         (Principal Financial Officer)



Date:  May 7, 1999                 By /s/Ronald W. Moreschi
                                         ------------------------------
                                         Ronald W. Moreschi
                                         Vice President and Treasurer
                                         (Principal Accounting Officer)




                                      (15)