Form 10KSB
period 1999-06-30
WSB HOLDING CO
filed 1999-09-22
CIK 1040790

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended   June 30, 1999
                                 -------------

                                       OR

[ ]  Transition  report  pursuant  to  section  13 or  15(d)  of the  Securities
     Exchange Act of 1934 For the transition period from       to      .
                                                         -----    -----
Commission File No. 0-22997

                             WSB Holding Company
                             -------------------
                 (Name of Small Business Issuer in Its Charter)

Pennsylvania                                                     23-2908963
---------------------------------                             ------------------
(State or Other Jurisdiction of                               I.R.S.Employer
Incorporation or Organization)                                Identification No.

807 Middle Street, Pittsburgh, Pennsylvania                        15212
-------------------------------------------                   ------------------
(Address of Principal Executive Offices                           (Zip Code)

Issuer's Telephone Number, Including Area Code:                (412) 231-7297
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

         State issuer's revenues for its most recent fiscal year.   $2,864,000

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on August 31,1999, was $1.7 million.

         As of August 31, 1999, there were issued and outstanding 303,434 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one):
YES      NO  X
    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended June 30, 1999. (Part II)
     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended June 30, 1999. (Part III)

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

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the united states economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

         The Bank is a federally chartered stock savings bank headquartered in Pittsburgh, Pennsylvania. Workingmens is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund
("SAIF"). The Bank is a member of and owns capital stock in the FHLB of Pittsburgh, which is one of the 12 regional banks in the FHLB System.

         Workingmens operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by single-family residential real estate. To a lesser extent, the Bank also originates multi-family real estate loans and consumer loans which primarily consist of home equity and second mortgage loans. Competition

         Competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, finance companies, and multi-stage regional banks in our market areas. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from commercial banks, thrift institutions, credit unions and mortgage bankers.

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated:

                                                                     June 30,
                                                     -----------------------------------------
                                                     1999                   1998
                                                     Amount    Percent     Amount      Percent
                                                     ------    -------     ------      -------
                                                              (Dollars in Thousands)
Type of Loans:
Real Estate Loans:
  One- to four-Family.........................      $10,571      61.6%     $11,033       66.8%
  Multi-family................................        2,483      14.5        1,637       10.0
  Commercial..................................        1,298       7.6        1,086        6.6
                                                   --------     -----      -------      -----
Total real estate loans.......................       14,352      83.7       13,756       83.4
                                                   --------     -----      -------      -----
Consumer Loans:
  Home equity and second mortgage loans.......        1,707       9.9        1,441        8.7
  Share and other.............................        1,100       6.4        1,308        7.9
                                                   --------     -----      -------      -----
Total consumer loans..........................        2,807      16.3        2,749       16.6
                                                   --------     -----      -------      -----
     Total loans..............................       17,159     100.0%      16,505      100.0%
Less:                                                           =====                   =====
  Deferred loan origination fees and costs....           (3)                    (6)
  Allowance for loan losses...................         (166)                  (198)
                                                   --------                -------
     Total loans, net.........................     $ 16,990                $16,301
                                                   ========                =======

Loan Maturity Tables

         The following table sets forth the estimated maturity of the Bank's loan portfolio at June 30, 1999. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                                                      Due after
                                                       Due within     1 through     Due after
                                                         1 year        5 years       5 years        Total
                                                         ------        -------       -------        -----
                                                                          (In Thousands)

One- to four-family residential real estate ..........     $  4         $  631       $ 9,936       $10,571
Multi-family real estate..............................       --             59         2,424         2,483
Commercial real estate................................       --            275         1,023         1,298
Consumer - home equity and second mortgages...........      422            661           624         1,707
Consumer - share and other............................      400            280           420         1,100
                                                           ----         ------       -------       -------
Total.................................................     $826         $1,906       $14,427       $17,159
                                                           ====         ======       =======       =======


         The following table sets forth the dollar amount of all loans due after June 30, 2000, which have fixed interest rates and floating or adjustable interests rates.

                                                               Floating or
                                          Fixed Rates      Adjustable Rates      Total
                                          -----------      ----------------      -----
                                                            (In Thousands)
   One- to four-family residential........  $ 10,567            $ - -          $10,567
   Multi-family...........................     1,874              609            2,483
   Commercial.............................     1,298              - -            1,298
   Home equity and second mortgages.......     1,285              - -            1,285
   Other consumer.........................       312              388              700
                                            --------            -----          -------
       Total..............................  $ 15,336            $ 997          $16,333
                                            ========            =====          =======

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

         Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the date of issuance. At June 30, 1999, commitments to cover originations of mortgage loans totaled $665,000 and commitments to fund commercial real estate loans totaled $85,000. The Bank believes that virtually all of their commitments will be funded.

         Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Bank had no loans categorized as troubled debt restructurings within the meaning of SFAS 15.

                                                                At June 30,
                                                            --------------------
                                                            1999           1998
                                                            ----           ----
                                                          (Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
  One- to four-family residential real estate ..........    $  -         $  301
  All other mortgage loans..............................       -              -
Non-mortgage loans:
  Home equity and second mortgages......................       -              -
  Other consumer........................................       -              -
                                                            ----         ------
Total non-accrual loans.................................    $  -         $  301
                                                            ====         ======
Real estate owned.......................................    $  -         $  319
                                                            ====         ======
Total non-performing assets.............................    $  -         $  620
                                                            ====         ======
Total non-accrual loans to net loans....................      --%          1.84%
                                                            ====         ======
Total non-accrual loans to total assets.................      --%           .79%
                                                            ====         ======
Total non-performing assets to total assets.............      --%          1.62%
                                                            ====         ======

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

         The following table sets forth the Bank's classified assets in accordance with the Bank's classification system:

                                       At June 30, 1999
                                       ----------------
                                        (In Thousands)
           Special Mention                 $ 806
           Substandard                        31
           Doubtful                            8
           Loss                               --
                                           -----
                                           $ 845
                                           =====

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

         The following table sets forth information with respect to our allowance for loan losses at the dates and for the periods indicated:

                                                                                    June 30,
                                                                             ----------------------
                                                                                1999        1998
                                                                             --------     ---------
                                                                             (Dollars in Thousands)

Total loans outstanding ..................................................   $ 17,159     $ 16,505
                                                                             ========     ========
Average loans outstanding ................................................   $ 16,832     $ 15,507
                                                                             ========     ========
Allowance balances at beginning of period ................................   $    198     $    209
Provision:
  1-4 family residential .................................................         --           24
  Consumer ...............................................................         --            8
Charge-offs:
  1-4 family residential .................................................        (33)         (43)
  Consumer ...............................................................         --           --
Recoveries:
  1-4 family residential .................................................         --           --
                                                                             --------     --------
Allowance balance at end of period .......................................   $    165     $    198
                                                                             ========     ========
Allowance for loan losses as a percent of total loans outstanding.........        .96%        1.20%
                                                                             ========     ========
Net loans charged off as a percent of average loans outstanding...........        .20%         .28%
                                                                             ========     ========

         Analysis of the Allowance for Loan Losses. The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

                                                  At June 30,
                              --------------------------------------------------
                                     1999                       1998
                              ------------------------ -------------------------
                                          Percent of                Percent of
                                        Loans in Each             Loans in Each
                                         Category to               Category to
                               Amount    Total Loans    Amount     Total Loans
                               ------    -----------    ------     -----------
                                            (Dollars in Thousands)

  One- to four-family ......      125         61.6%      $174         66.8%
  Multi-family..............       25         14.5          8         10.0
  Other real estate.........       13          7.6         14          6.6
  Consumer..................        2         16.3          2         16.6
                              -------        -----       ----        -----
    Total allowance.........  $   165        100.0%      $198        100.0%
                              =======        =====       ====        =====

Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) the Bank's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) the Bank's projections as to the short-term demand for funds to be used in loan origination and other activities. The Bank classifies its investment securities as "available for sale" or "held to maturity" in accordance with SFAS No. 115. At June 30, 1999, the Bank's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations,
(iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) federal funds, including FHLB overnight and term deposits (up to six months), and (viii) investment grade corporate bonds, commercial paper and mortgage derivative products. The board of directors may authorize additional investments.

         The Bank's investment securities "available for sale" and "held to maturity" portfolios at June 30, 1999 did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity, excluding those issued by the United States Government or its agencies.

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

         Securities Portfolio. The following table sets forth the carrying value of the Bank's securities at the dates indicated.

                                                             At June 30,
                                                      --------------------------
                                                        1999             1998
                                                      -------          ---------
                                                          (In Thousands)
Securities Held to Maturity:
 U.S. Government and Agency Securities ..........     $13,879          $11,570
 CMOs............................................         396               98
 Certificate of deposit..........................          99               --
                                                      -------          -------
Total Securities Held to Maturity................      14,374           11,668
                                                      -------          -------

Securities Available for Sale:
FHLMC............................................          55               75
GNMA.............................................       1,080            1,057
FNMA.............................................         259              452
FHLMC Stock......................................          87              118
FNMA stock.......................................         102               --
Municipal bonds..................................         891               --
Corporate Notes..................................         298              497
Equity Securities................................       1,119            1,014
CMOs.............................................          19               32
                                                      -------          -------
Total Securities Available for Sale..............       3,910            3,245
                                                      -------          -------
Total Investment and Mortgage-Backed Securities..     $18,284          $14,913
                                                      =======          =======

         The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for our investment securities portfolio at June 30, 1999 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                    As of June 30, 1999
                            --------------------------------------------------------------------------------------------------------
                                                                                                              Total Investment
                            One Year or Less  One to Five Years Five to Ten Years  More than Ten Years         Securities (1)
                            ----------------  ----------------- -----------------  ------------------- -----------------------------
                            Carrying Average  Carrying Average  Carrying Average    Carrying Average    Carrying Average    Market
                             Value    Yield    Value    Yield    Value   Yield      Value    Yield       Value    Yield      Value
                             -----    -----    -----    -----    -----   -----      -----    -----       -----    -----      -----
                                                                     (Dollars in Thousands)

U.S. Government and
  Agency Obligations......     $ -       -     $2,099    6.1%    $4,870    6.5%     $6,910    6.8%      $13,879     6.6%   $13,472
Corporate Notes
and Bonds.................     100     6.0        198    5.5          -      -           -      -           298     5.7        298
FHLMC Stock...............       -       -          -      -          -      -          87      -            87       -         87
FNMA Stock................       -       -          -      -          -      -         102      -           102       -        102
Municipal bonds...........       -       -          -      -          -      -         891    4.8           891     4.8        891
Mortgage-Backed
Securities & CMOs.........       -       -          -      -          -      -       1,809    6.4         1,809     6.4      1,801
Certificates of deposit...      99     5.9          -      -          -      -           -      -            99     5.9         99
                              ----             ------            ------             ------              -------            -------
  Total...................    $199     5.9%    $2,297    6.0%    $4,870    6.5%     $9,799    6.4%      $17,165     6.4%   $16,750
                              ====     ===     ======    ===     ======    ===      ======    ===       =======     ===    =======

----------------
(1) Equity securities in the amount of $1,119 are not included in the above table. Such securities are comprised of mutual funds which have no stated maturity or stated interest rate.

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At June 30, 1999, the Bank had no brokered accounts.

         Time Deposits. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of June 30, 1999.

           Maturity Period                   Time Deposits
           ---------------                   -------------
                                             (In Thousands)

Within three months....................         $   200
More than three through six months.....             393
More than six through nine months......              --
Over nine months.......................           1,264
                                                -------
     Total.............................         $ 1,857
                                                =======

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

Employees

         At June 30, 1999 the Bank had ten full-time and four part-time employees. The employees of the Bank perform clerical work for the Company from time to time; otherwise, the Company has no employees other than its officers. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         A member of the SAIF pays an annual insurance premium to the FDIC of at least 0.064% of total deposits of that member. The FDIC also maintains another insurance fund, the Bank Insurance Fund

("BIF"), which primarily insures commercial bank deposits. Most members of BIF pay a lower premium to the FDIC.

         After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the dividend would (1) reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the conversion from mutual to stock form or (2) reduce the amount of capital of the Bank below the amounts required in accordance with other OTS regulations.

         Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of the Bank's unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of June 30, 1999, the Bank was in compliance with its QTL requirement with 68% of its assets invested in QTIs.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At June 30, 1999, the Bank's actual liquid asset ratio was 54%.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 1999, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property
--------------------------------

         (a) Properties. The Bank owns its main office and branch office located in Pittsburgh, Pennsylvania. The main office is located at 807 Middle Street and the branch office is located at 5035 Curry Road.

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

Item 3.  Legal Proceedings
--------------------------

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
------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1999 (the "Annual Report") is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item 8.  Changes  in  and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Principal Holders," "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and " Biographical Information."

Item 10.  Executive Compensation
--------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners
         (b)      Security Ownership of Management

                  The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Proposal I - Election of Directors."

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the Proxy Statement contained under the section captioned "Certain Relationships and Related Transactions."

Item 13.  Exhibits, List, and Reports on Form 8-K
-------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

                  1. The consolidated balance sheets of WSB Holding Company as of June 30, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two year period ended June 30, 1999, together with the related notes and the independent auditors' report of Stokes Kelly & Hinds, LLC independent certified public accountants.

                  2.       Schedules omitted as they are not applicable.

                  3. The following exhibits are included in this Report or incorporated herein by reference:

                           (a)      List of Exhibits:
                                     3(i)   Restated  Articles of Incorporation of WSB Holding  Company *
                                     3(ii)  Bylaws of WSB Holding Company **
                                     4      Specimen Stock Certificate **
                                    10      Employment Agreement between the Bank and Robert D. Neudorfer **
                                    10.1    1998 Stock Option Plan ***
                                    10.2    Restricted Stock Plan and Trust Agreement ***
                                    10.3    Form of Supplemental Benefit Agreement
                                    10.4    Form of Split Dollar Agreement
                                    13      Portions of the 1999 Annual Report to Stockholders
                                    21      Subsidiaries of the Registrant (See  "Item  1-  Description  of
                                            Business")
                                    23      Consent of Stokes Kelly & Hinds, LLC
                                    27      Financial Data Schedule (electronic filing only)

                    -------------------
                    * Incorporated by reference to the Form 8A (File No. 0-22997) declared effective by the SEC on August 21, 1997.
                    ** Incorporated by reference to the registration statement on Form SB-2 (File No. 333-29389) declared effective by the SEC on July 15, 1997.
                    *** Incorporated by reference to the Proxy Statement for the Special Meeting of Stockholders on March 16, 1998 and filed with the SEC on February 4, 1998.


                    (b) None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 22, 1999.

                             WSB HOLDING COMPANY


                             By: /s/Robert D. Neudorfer
                                 -----------------------------------------------
                                 Robert D. Neudorfer
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 22, 1999.


/s/Robert D. Neudorfer                               /s/Joseph J. Manfred
-----------------------------------------------      ---------------------------
Robert D. Neudorfer                                  Joseph J. Manfred
President, Chief Executive Officer and Director      Chairman of the Board
(Principal Executive and Financial Officer)


/s/Ronald W. Moreschi                                /s/Stanford H. Rosenberg
-----------------------------------------------      ---------------------------
Ronald W. Moreschi                                   Stanford H. Rosenberg
Treasurer and Chief Financial Officer                Vice President and Director
(Principal Accounting Officer)


/s/Joseph P. Mueller                                 /s/Johanna C. Guehl
-----------------------------------------------      ---------------------------
John P. Mueller                                      Johanna C. Guehl
Director                                             Director


/s/John T. Ringland
-----------------------------------------------
John T. Ringland
Director