Form 10QSB
period 1999-09-30
WSB HOLDING CO
filed 1999-11-10
CIK 1040790

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB



(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                         Commission File Number 0-22997

                               WSB HOLDING COMPANY
                         -------------------------------
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


                                                       X  Yes          No
                                                      ---          ---
      As of November 9, 1999, there were 302,684 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

      Transitional small business disclosure format:

                                                          Yes       X  No
                                                      ---          ---

                                       (1)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                            PITTSBURGH, PENNSYLVANIA


                                TABLE OF CONTENTS




                                                                           PAGE
                                                                           ----

PART I -        FINANCIAL INFORMATION

Item 1.        Financial Statements

   Consolidated Balance Sheets - as of September 30, 1999
     (Unaudited) and June 30, 1999                                            3

   Consolidated Statements of Income - (Unaudited) for
     the three months ended September 30, 1999 and 1998                       4

   Consolidated Statements of Cash Flows - (Unaudited)
     for the three months ended September 30, 1999 and 1998                 5-6

   Notes to (Unaudited) Consolidated Financial Statements                   7-8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9-11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 2.  Changes in Securities and use of Proceeds                           12

Item 3.  Defaults Upon Senior Securities                                     12

Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 5.  Other Information                                                   12
`
Item 6.  Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                   13





                                       (2)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                             September 30,
                                                                                   1999              June 30,
                                                                                (Unaudited)           1999
                                                                                -----------        ------------
Cash and cash equivalents:
   Interest bearing                                                        $      888,747         $   3,161,518
   Non-interest bearing                                                           376,547               250,666
Securities held-to-maturity (estimated fair
   value of $ 14,826,714 and $ 13,959,821)                                     15,413,158            14,373,813
Securities available-for-sale, at fair value                                    3,563,663             3,909,755
Loans and real estate, net                                                     18,177,265            16,989,946
Cash value of life insurance                                                    1,174,345             1,162,749
Federal Home Loan Bank stock, at cost                                             153,300               153,300
Accrued interest receivable                                                       341,029               303,415
Premises and equipment, net                                                       971,363               986,468
Other assets                                                                       66,731                64,927
Deferred income taxes                                                              32,888                     -
                                                                             ------------          ------------

  TOTAL ASSETS                                                               $ 41,159,036          $ 41,356,557
                                                                             ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                     $ 35,237,751          $ 35,250,627
Federal Home Loan Bank advances                                                 1,000,000             1,000,000
Advances from borrowers for taxes and insurance                                   125,620               227,241
Accrued expenses and other liabilities                                             93,523                79,665
Accrued income taxes                                                               36,090                10,690
Deferred income taxes                                                                   -                 4,006
                                                                             ------------          ------------

  TOTAL LIABILITIES                                                            36,492,984            36,572,229
                                                                             ------------          ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock ($ .10 par value, 1,000,000 shares
     authorized, none outstanding)                                                      -                     -
   Common stock ($ .10 par value, 4,000,000 shares authorized;
     330,600 shares issued and 302,684 shares  outstanding at September 30, 1999 and 330,600 shares issued and
     312,934 shares outstanding at June 30, 1999)                                  33,060                33,060
   Additional paid-in capital                                                   2,994,366             2,994,026
   Retained earnings, substantially restricted                                  2,328,472             2,287,772
   Unearned Employee Stock Ownership Plan shares (ESOP)                          (209,376)             (215,988)
   Unearned compensation - Restricted Stock Plan (RSP)                           (129,264)             (139,679)
   Treasury stock, at cost; 27,916 and 17,666 shares                             (311,742)             (204,792)
   Accumulated other comprehensive income, net
     of applicable income taxes of $ (16,913) and $ 12,826                        (39,464)               29,929
                                                                          ----------------       ----------------

    TOTAL STOCKHOLDERS' EQUITY                                                  4,666,052             4,784,328
                                                                           --------------        --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 41,159,036          $ 41,356,557
                                                                             ============          ============

See accompanying notes to the unaudited consolidated financial statements.

                                       (3)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                         Three Months Ended
                                                                                          September 30,
                                                                                1999                   1998
                                                                             -------------          ------------
INTEREST AND DIVIDEND INCOME
   Loans                                                                         $ 351,967             $ 340,817
   Investments                                                                     308,860               236,055
   Other interest earning assets                                                    46,859                79,463
                                                                                ----------             ---------

                  TOTAL INTEREST AND DIVIDEND INCOME                               707,686               656,335
                                                                                ----------             ---------

INTEREST EXPENSE
   Deposits                                                                        376,790               362,478
   Advances from FHLB                                                               14,450                14,450
                                                                                ----------             ---------

                  TOTAL INTEREST EXPENSE                                           391,240               376,928
                                                                                ----------             ---------

                  NET INTEREST INCOME                                              316,446               279,407

PROVISION FOR LOAN LOSSES                                                                -                     -
                                                                                ----------             ---------

                  NET INTEREST INCOME AFTER
                    PROVISION FOR LOAN LOSSES                                      316,446               279,407
                                                                                ----------             ---------

NONINTEREST INCOME
   Service charges and other fees                                                   37,924                21,031
   Gain on sale of securities available-for-sale                                     6,169                28,931
   Gain on sale of foreclosed real estate                                                -                20,665
   Income from real estate rental                                                      925                 2,215
                                                                                ----------             ---------

                  TOTAL NONINTEREST INCOME                                          45,018                72,842
                                                                                ----------             ---------

NONINTEREST EXPENSE
   Compensation and benefits                                                       155,619               137,747
   Occupancy and equipment expense                                                  43,692                40,661
   Insurance premiums                                                                8,311                 7,731
   Other                                                                            92,326                99,128
                                                                                ----------             ---------

                  TOTAL NONINTEREST EXPENSE                                        299,948               285,267
                                                                                ----------             ---------

                  INCOME BEFORE INCOME TAXES                                        61,516                66,982

INCOME TAX EXPENSE                                                                  20,816                22,477
                                                                                ----------             ---------

                  NET INCOME                                                    $   40,700            $   44,505
                                                                                ==========             =========

EARNINGS PER COMMON SHARE-BASIC                                                 $      .15            $      .15
                                                                                ==========             =========

EARNINGS PER COMMON SHARE-DILUTED                                               $      .15            $      .15
                                                                                ==========            ==========

See accompanying notes to the unaudited consolidated financial statements.

                                       (4)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Three Months Ended
                                                                               September 30,
                                                                            1999            1998
                                                                       -------------   --------------
OPERATING ACTIVITIES

   Net income                                                           $    40,700    $    44,505
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Amortization of:
             Deferred loan origination fees                                    (287)          (563)
             Premiums and discounts on
                  investment securities                                         760          7,550
             Net loss (gain) on sale of securities available-for-sale        (6,169)       (28,931)
             Net gain on sales of real estate owned                               -        (20,665)
             Unearned ESOP shares                                             6,952          9,527
             Compensation expense related to RSP                             10,415         10,414
         Depreciation of premises and equipment                              19,199         12,858
         (Increase) decrease in:
             Accrued interest receivable                                    (37,614)       (71,222)
             Other assets                                                    (1,804)        10,295
             Income taxes receivable                                         25,400          9,859
             Deferred income taxes                                           (7,154)           919
             Cash value life insurance                                      (11,596)             -
         Increase (decrease) in:
             Accrued expenses and other liabilities                          13,858         (5,532)
             Accrued income taxes                                                 -         20,336
                                                                        -----------    -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                             52,660           (650)
                                                                        -----------    -----------


INVESTING ACTIVITIES

   Purchases of securities held-to-maturity                              (1,101,353)    (3,199,000)
   Proceeds from maturities of and principal
      repayments on securities held-to-maturity                              58,600      3,517,476
   Proceeds from sale of securities
      available-for-sale                                                     82,699        360,580
   Purchases of securities available-for-sale                               (66,739)      (213,776)
   Proceeds from maturities of and principal
      repayments on securities available-for-sale                           239,816         14,382
   Net loan originations and principal
      repayments on loans                                                (1,187,032)      (127,290)
   Proceeds from sales of real estate owned                                       -        220,586
   Purchases of premises and equipment                                       (4,094)       (24,381)
                                                                        -----------    -----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                         (1,978,103)       548,577
                                                                        -----------    -----------

See accompanying notes to the unaudited consolidated financial statements.

                                       (5)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Three Months Ended
                                                                    September 30,
                                                               1999             1998
                                                            ------------    ------------


FINANCING ACTIVITIES
   Net (decrease) increase in deposits                          (12,876)        69,899
   Purchase of treasury stock                                  (106,950)       (22,857)
   Net decrease in advances from
      borrowers for taxes and insurance                        (101,621)      (108,530)
   Contribution to Restricted Stock Plan (RSP) for the
      purchase of treasury stock                                      -       (191,748)
                                                            -----------     ----------

NET CASH USED BY FINANCING ACTIVITIES                          (221,447)      (253,236)
                                                            -----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    (2,146,890)       294,691

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              3,412,184      5,157,544
                                                            -----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 1,265,294    $ 5,452,235
                                                            ===========    ===========


SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
   Interest on deposits, advances,
      and other borrowings                                  $   370,493    $   305,706
                                                            ===========    ===========
   Income taxes                                             $     2,000    $         -
                                                            ===========    ===========












See accompanying notes to the unaudited consolidated financial statements.

                                       (6)

                       WSB HOLDING COMPANY AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three month period ended September 30, 1999 is not necessarily indicative of the results which may be expected for the entire year or any other interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1999 which are included in the Form 10KSB (file no. 0-22997).

NOTE B - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                     Three Months Ended
                                                     September 30, 1999
                                                    1999              1998
                                                -----------      -------------

Net income                                         $ 40,700         $  44,505

Adjustments                                               -                 -
                                                   --------         ---------
Income available to common
   stockholders used in basic and
   diluted EPS                                     $ 40,700         $  44,505
                                                   ========         =========

Weighted average number of shares
   used in basic EPS                                271,738           306,793

Effect of dilutive securities                             -                 -
                                                   --------         ---------

Weighted number of shares and
   dilutive potential common stock
   used in diluted EPS                              271,738           306,793
                                                   ========         =========




                                       (7)

                       WSB HOLDING COMPANY AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

At September 30, 1999, the ESOP had 5,501 allocated shares and 20,947 unallocated shares. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.


NOTE D - COMPREHENSIVE INCOME

Total comprehensive loss for the three months ended September 30, 1999 and 1998 was $26,693 and $19,292, respectively.





                                       (8)

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to "we", "us" and "our" refer collectively to WSB Holding Company and Workingmens Bank.

Comparison of Results of Operations for the Three Months Ended September 30, 1999 and 1998.

Net Income. Net income decreased $ 3,800 to $40,700 for the three months ended September 30, 1999 from $44,500 for the comparable 1998 period.

Net Interest Income. Net interest income increased $37,000, or 13.3%, to $316,000 for the three months ended September 30, 1999 from $279,000 for the comparable 1998 period. The increase was primarily due to a 45 basis point increase in the our net interest rate spread (the difference between our average yield on our average interest earning assets and our average cost on our average interest bearing liabilities) to 2.93% for the three months ended September 30, 1999 from 2.48% for the comparable 1998 period. Our net interest rate spread increased primarily due to an increase in our yield on our average investment portfolio.

Noninterest Income. Our noninterest income decreased $28,000 or 38%, to $45,000 for the three months ended September 30, 1999 from $73,000 for the comparable 1998 period. In the three months ended 1998, we recognized gains relating to sales of available for sale securities of $29,000 and foreclosed properties of $21,000. In the three months ended September 30, 1999, we recognized gains of $6,000 on available sale securities. Offsetting such decrease, our service charges and other fees increased $17,000 to $37,000 for the three months ended September 30, 1999 from $21,000 for the 1998 comparable period. Such increase in fees was primarily the result of a $12,000 increase in our investment in life insurance which is to be used for a supplemental retirement plan for our executive officers and directors.

Noninterest Expense. Our non-interest expense increased by $ 15,000 or 5.3% to $300,000 for the three months ended September 30, 1999 from $ 285,000 for the comparable 1998 period, primarily as a result of anticipated expenses related to compensation increases.




                                       (9)

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Year 2000 Readiness Disclosures

In July 1998, the Company adopted a Year 2000 compliance plan and established a Year 2000 compliance committee. The objectives of the plan and the committee were to prepare for the Year 2000. The plan encompassed the following phases: awareness, assessment, renovation, validation and implementation. We completed the implementation phase of our plan on June 30, 1999. These phases enabled us to identify risks, develop an action plan, perform adequate testing and complete certification that the processing systems were Year 2000 ready.

Prioritization of the most critical applications has been addressed, along with contract and service agreements. Our primary operating software is provided and maintained by an external service bureau. We have maintained ongoing contact with our external service bureau to ensure that testing and monitoring of the system is progressing. In March 1999, we completed final testing with our external service bureau and the results of the testing showed that there were no problems in submitting information on transactions from us to our external service bureau using January 2000 dates for all transactions tested. We also contacted our material vendors and suppliers as well as material customers and non-information technology suppliers regarding their Year 2000 readiness. Each of these third parties has delivered written assurance to us that they expect to be Year 2000 compliant prior to the Year 2000.

Costs have been and will be incurred due to enhancements made to non-compliant teller software and fees incurred from our external service bureau. We do not anticipate that the related overall costs will be material in any single year. We estimated that our cost for compliance will amount to approximately $15,000 over the two year period from 1998-1999, which has been incurred as of September 30, 1999.

A Contingency and Business Resumption Plan was approved by the Board in June 1999. This plan addresses perceived risks associated with the year 2000 problem. These activities include remediation contingency planning intended to mitigate any risks associated with unforeseen system glitches, system failure, increased demands for cash, or processes outside of our control. The remainder of 1999 will be used to further validate the plan.

While this plan was designed to significantly address our year 2000 problems, the occurrence of the following could negatively impact us:

   (a) utility service companies may be unable to provide the necessary service to implement our data systems or provide sufficient sanitary conditions for our offices;

   (b) our external service bureau could have a major malfunction in their system of their service could be disrupted due to their utility providers, or some combination of the two; or

   (c) we may have to transact our business manually.

Successful and timely completion of our Year 2000 readiness is based upon our best estimates derived from various assumptions of future events which are inherently uncertain, including the progress and results of our external service bureau, testing plans, and all vendors, suppliers and customer readiness.

Despite our best efforts to address our Year 2000 readiness, the vast number of external entities that have direct and indirect business relationships with us, such as, customers, vendors, payment system providers and other financial institutions, make it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on our business or on our consolidated financial statements.


                                      (10)

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Company's primary sources of funds are new deposits, proceeds from principal and interest payments of loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At September 30, 1999, the Bank had obligations to fund outstanding loan commitments of approximately $692,000, for which adequate resources were available to fund these loans.

At September 30, 1999, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at September 30, 1999, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.






                                      (11)

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At
         September 30, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

                  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  None

Item 5.  Other Information
         -----------------

         On October 18, 1999, the Company declared a cash dividend of $ .08 per share to stockholders of record as of November 1, 1999. Such dividend is payable on November 15, 1999.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)
               (3)(i)    Restated  Articles  of  Incorporation  of  WSB  Holding
                         Company*
               (3)(ii)   Bylaws of WSB Holding Company**
               (4)       Specimen Stock Certificate of WSB Holding  Company**
               (10)      Employment  Agreement  between  Workingmens  Bank and
                         Robert Neudorfer ***
               (10.1)    1999 Stock Option Plan ****
               (10.2)    Workingmens Bank Restricted Stock Plan and Trust
                         Agreement ****
               (27)      Financial Data Schedule (electronic filing only)

         (b)   Reports on Form 8-K

               None


------------------------------------
*    Incorporated  by  reference  to the  registration  statement  on  Form  8-A
     (0-22997).
** Incorporated by reference to the registration statement on Form SB-2 (333-29389).
***  Incorporated  by  reference  to  the  Form  10QSB  for  December  31,  1998
     (0-22997).
**** Incorporated by reference to the Definitive  Proxy Statement filed February
     6, 1999 (0-22997).



                                      (12)

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WSB Holding Company



Date:  November 10, 1999                By /s/Robert D. Neudorfer
                                              ----------------------------------
                                              Robert D. Neudorfer, President
                                              (Principal Financial Officer)



Date:  November 10, 1999                By /s/Ronald W. Moreschi
                                              ----------------------------------
                                              Ronald W. Moreschi
                                              Vice President and Treasurer
                                              (Principal Accounting Officer)



                                      (13)