Form 10QSB
period 1999-12-31
WSB HOLDING CO
filed 2000-02-09
CIK 1040790

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -----------------

                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to
                                               ------------    ------------

                         Commission File Number 0-22997

                               WSB HOLDING COMPANY
                     ---------------------------------------
             (Exact name of Registrant as specified in its Charter)



               Pennsylvania                       23-2908963
               ------------                       ----------
(State or other jurisdiction of       I.R.S. Employer Identification Number
 incorporation or organization)


807 Middle Street, Pittsburgh, Pennsylvania                     15212
-------------------------------------------                 ---------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (412) 231-7297
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

      As of January 31, 2000, there were 302,684 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

      Transitional small business disclosure format:

                                 Yes       X  No
                             ---          ---

                       WSB HOLDING COMPANY AND SUBSIDIARY
                            PITTSBURGH, PENNSYLVANIA

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

   Consolidated Balance Sheets - as of December 31, 1999
     (Unaudited) and June 30, 1999                                          3

   Consolidated Statements of Income - (Unaudited) for the six months
     ended December 31, 1999 and 1998                                       4

   Consolidated Statements of Income - (Unaudited) for
     the three months ended December 31, 1999 and 1998                      5

   Consolidated Statements of Cash Flows - (Unaudited)
     for the six months ended December 31, 1999 and 1998                    6-7

   Notes to (Unaudited) Consolidated Financial Statements                   8-9

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10-12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13

Item 2.  Changes in Securities and use of Proceeds                         13

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                 14

                       WSB HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                     December 31,
                                                                                         1999              June 30,
                                                                                    (Unaudited)             1999
                                                                                  ---------------       -----------
Cash and cash equivalents:
   Interest bearing                                                                $      543,889     $   3,161,518
   Non-interest bearing                                                                   451,966           250,666
Securities held-to-maturity (estimated fair
   value of $14,346,471 and $13,959,821)                                               15,283,390        14,373,813
Securities available-for-sale, at fair value                                            3,458,578         3,909,755
Loans and real estate, net                                                             19,015,556        16,989,946
Cash value of life insurance                                                            1,185,942         1,162,749
Federal Home Loan Bank stock, at cost                                                     153,300           153,300
Accrued interest receivable                                                               356,909           303,415
Premises and equipment, net                                                               952,163           986,468
Other assets                                                                              119,409            64,927
                                                                                     ------------      ------------


  TOTAL ASSETS                                                                       $ 41,521,102      $ 41,356,557
                                                                                     ============      ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                             $ 34,354,717      $ 35,250,627
Federal Home Loan Bank advances                                                         2,000,000         1,000,000
Advances from borrowers for taxes and insurance                                           263,384           227,241
Accrued expenses and other liabilities                                                     89,823            83,671
Accrued income taxes                                                                       59,288            10,690
                                                                                     ------------      ------------


  TOTAL LIABILITIES                                                                    36,767,212        36,572,229
                                                                                     ------------      ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock ($ .10 par value, 1,000,000 shares
     authorized, none outstanding)                                                           -                 -
   Common stock ($ .10 par value, 4,000,000 shares authorized;
     330,600 shares issued and 302,684 shares outstanding at
     December 31, 1999 and 330,600 shares issued and
     312,934 shares outstanding at June 30, 1999)                                          33,060            33,060
   Additional paid-in capital                                                           2,994,394         2,994,026
   Retained earnings, substantially restricted                                          2,349,746         2,287,772
   Unearned Employee Stock Ownership Plan shares (ESOP)                                  (202,763)         (215,988)
   Unearned compensation - Restricted Stock Plan (RSP)                                   (118,851)         (139,679)
   Treasury stock, at cost; 27,916 and 17,666 shares                                     (311,742)         (204,792)
   Accumulated other comprehensive income, net
     of applicable income taxes of $4,305 and $12,826                                      10,046            29,929
                                                                                     ------------      ------------

    TOTAL STOCKHOLDERS' EQUITY                                                          4,753,890         4,784,328
                                                                                     ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 41,521,102      $ 41,356,557
                                                                                     ============      ============

See accompanying notes to the unaudited consolidated financial statements.

                                      (3)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            Six Months Ended
                                                              December 31,
                                                            1999         1998
                                                         ----------   ----------

INTEREST AND DIVIDEND INCOME
   Loans                                                 $  706,171   $  682,634
   Investments                                              633,920      500,022
   Other interest earning assets                             75,993      165,094
                                                         ----------   ----------

                  TOTAL INTEREST AND DIVIDEND INCOME      1,416,084    1,347,750
                                                         ----------   ----------

INTEREST EXPENSE
   Deposits                                                 735,207      734,289
   Advances from FHLB                                        32,914       28,900
                                                         ----------   ----------

                  TOTAL INTEREST EXPENSE                    768,121      763,189
                                                         ----------   ----------

                  NET INTEREST INCOME                       647,963      584,561

PROVISION FOR LOAN LOSSES                                      --           --
                                                         ----------   ----------

                  NET INTEREST INCOME AFTER
                    PROVISION FOR LOAN LOSSES               647,963      584,561
                                                         ----------   ----------

NONINTEREST INCOME
   Service charges and other fees                            78,995       43,455
   Gain on sale of securities available-for-sale              4,037       46,769
   Gain on sale of foreclosed real estate                      --         20,665
   Income from real estate rental                             2,050        3,540
                                                         ----------   ----------

                  TOTAL NONINTEREST INCOME                   85,082      114,429
                                                         ----------   ----------

NONINTEREST EXPENSE
   Compensation and benefits                                310,815      280,612
   Occupancy and equipment expense                           86,154       80,906
   Federal insurance premiums                                16,857       15,424
   Other                                                    187,873      215,566
                                                         ----------   ----------

                  TOTAL NONINTEREST EXPENSE                 601,699      592,508
                                                         ----------   ----------

                  INCOME BEFORE INCOME TAXES                131,346      106,482

INCOME TAX EXPENSE                                           44,449       34,898
                                                         ----------   ----------

                  NET INCOME                             $   86,897   $   71,584
                                                         ==========   ==========

EARNINGS PER COMMON SHARE-BASIC                          $      .32   $      .23
                                                         ==========   ==========

EARNINGS PER COMMON SHARE-DILUTED                        $      .32   $      .23
                                                         ==========   ==========

See accompanying notes to the unaudited consolidated financial statements.

                                      (4)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Three Months Ended
                                                              December 31,
                                                            1999         1998
                                                          ---------    ---------
INTEREST AND DIVIDEND INCOME
   Loans                                                  $ 354,204    $ 341,817
   Investments                                              325,060      263,967
   Other interest earning assets                             29,134       85,631
                                                          ---------    ---------

                  TOTAL INTEREST AND DIVIDEND INCOME        708,398      691,415
                                                          ---------    ---------

INTEREST EXPENSE
   Deposits                                                 358,417      371,811
   Advances from FHLB                                        18,464       14,450
                                                          ---------    ---------

                  TOTAL INTEREST EXPENSE                    376,881      386,261
                                                          ---------    ---------

                  NET INTEREST INCOME                       331,517      305,154

PROVISION FOR LOAN LOSSES                                      --           --
                                                          ---------    ---------

                  NET INTEREST INCOME AFTER
                    PROVISION FOR LOAN LOSSES               331,517      305,154
                                                          ---------    ---------

NONINTEREST INCOME
   Service charges and other fees                            41,071       22,424
   Gain (loss) on sale of securities available-for-sale      (2,132)      17,838
   Income from real estate rental                             1,125        1,325
                                                          ---------    ---------

                  TOTAL NONINTEREST INCOME                   40,064       41,587
                                                          ---------    ---------

NONINTEREST EXPENSE
   Compensation and benefits                                155,195      142,865
   Occupancy and equipment expense                           42,462       40,245
   Federal insurance premiums                                 8,547        7,693
   Other                                                     95,547      116,438
                                                          ---------    ---------

                  TOTAL NONINTEREST EXPENSE                 301,751      307,241
                                                          ---------    ---------

                  INCOME BEFORE INCOME TAXES                 69,830       39,500

INCOME TAX EXPENSE                                           23,633       12,421
                                                          ---------    ---------

                  NET INCOME                              $  46,197    $  27,079
                                                          =========    =========

EARNINGS PER COMMON SHARE-BASIC                           $     .17    $     .09
                                                          =========    =========

EARNINGS PER COMMON SHARE-DILUTED                         $     .17    $     .09
                                                          =========    =========

See accompanying notes to the unaudited consolidated financial statements.

                                      (5)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Six Months Ended
                                                                                  December 31,
                                                                               1999            1998
                                                                         ------------    ------------
OPERATING ACTIVITIES

   Net income                                                            $     86,897    $     71,584
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Amortization of:
              Deferred loan origination fees                                     (546)         (1,126)
              Premiums and discounts on investment securities                     650          28,636
              Net loss (gain) on sale of securities available-for-sale         (4,037)        (46,769)
              Net gain on sales of real estate owned                             --           (20,665)
              Unearned ESOP shares                                             13,593          17,049
              Compensation expense related to RSP                              20,828          20,828
         Depreciation of premises and equipment                                38,399          25,844
         (Increase) decrease in:
              Accrued interest receivable                                     (53,494)          3,093
              Other assets                                                    (38,748)         42,331
              Income taxes receivable                                          48,598            --
              Deferred income taxes                                           (11,219)         (5,652)
              Cash value life insurance                                       (23,193)           --
         Increase (decrease) in:
              Accrued expenses and other liabilities                           10,158          (1,498)
              Accrued income taxes                                               --            38,153
                                                                           ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      87,886         171,808
                                                                           ----------      ----------

INVESTING ACTIVITIES

   Purchases of securities held-to-maturity                                (1,101,353)    (11,134,996)
   Proceeds from maturities of and principal
      repayments on securities held-to-maturity                               188,478      10,053,449
   Proceeds from sale of securities available-for-sale                        375,252         613,167
   Purchases of securities available-for-sale                                (240,054)     (1,512,521)
   Proceeds from maturities of and principal
      repayments on securities available-for-sale                             294,260         165,661
   Net loan originations and principal repayments on loans                 (2,025,064)       (154,287)
   Proceeds from sales of real estate owned                                      --           220,586
   Purchases of premises and equipment                                         (4,094)        (29,246)
                                                                           ----------      ----------

NET CASH USED BY INVESTING ACTIVITIES                                      (2,512,575)     (1,778,187)
                                                                           ----------      ----------

See accompanying notes to the unaudited consolidated financial statements.

                                      (6)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                         1999          1998
                                                                                    -----------    ------------
FINANCING ACTIVITIES
   Net (decrease) increase in deposits                                                 (895,910)     1,706,640
   Net increase in Federal Home Loan Bank advances                                    1,000,000             --
   Purchase of treasury stock                                                          (106,950)       (47,297)
   Dividends paid                                                                       (24,923)       (13,918)
   Net increase in advances from borrowers for taxes and insurance                       36,143         24,019
   Contribution to Restricted Stock Plan (RSP) for the
      purchase of treasury stock                                                             --       (191,748)
                                                                                    -----------    -----------

NET CASH USED BY FINANCING ACTIVITIES                                                     8,360      1,477,696
                                                                                    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (2,416,329)      (128,683)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      3,412,184      5,157,544
                                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   995,855    $ 5,028,861
                                                                                    ===========    ===========


SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
   Interest on deposits, advances,
      and other borrowings                                                          $   789,648    $   766,282
                                                                                    ===========    ===========
   Income taxes                                                                     $     6,500    $     2,400
                                                                                    ===========    ===========

Transfer from loans to real estate acquired through foreclosure                     $    19,525    $        --
                                                                                    ===========    ===========



See accompanying notes to the unaudited consolidated financial statements.

                                      (7)

                       WSB HOLDING COMPANY AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the six month and three month periods ended December 31, 1999 is not necessarily indicative of the results which may be expected for the entire year or any other interim period.

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

                                                                      Six Months Ended
                                                                         December 31,
                                                                      1999           1998
                                                                  -----------      ---------

Net income                                                        $ 86,897          $ 71,584

Adjustments                                                              -                 -
                                                                  --------          --------
Income available to common
   stockholders used in basic and diluted EPS                     $ 86,897          $ 71,584
                                                                  ========          ========

Weighted average number of shares used in basic EPS                271,668           305,170

Effect of dilutive securities                                            -                 -
                                                                  --------          --------

Weighted number of shares and dilutive potential common stock
   used in diluted EPS                                             271,668           305,170
                                                                  ========         =========



                                      (8)

                       WSB HOLDING COMPANY AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

At December 31, 1999, the ESOP had 6,161 allocated shares and 20,287 unallocated shares. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.


NOTE D - COMPREHENSIVE INCOME

Total comprehensive income for the six months ended December 31, 1999 and 1998 was $67,014 and $63,654, respectively. Total comprehensive income for the three months ended December 31, 1999 and 1998 was $95,707 and $82,946, respectively.



                                      (9)

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, Year 2000 issues, and general economic conditions. We undertake no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to "we", "us" and "our" refer collectively to WSB Holding Company and Workingmens Bank.

Financial Condition

Our total consolidated assets of $41,500,000 at December 31, 1999 remained relatively unchanged from June 30, 1999. At December 31, 1999, we used approximately $2,000,000 million of our interest-bearing cash and $1,000,000 of FHLB advances to fund loan originations of $2,000,000 and to purchase $1,000,000 of investment securities held to maturity.

Our  deposits  decreased  $896,000  to  $34,355,000  at  December  31, 1999 from
$35,250,000 at June 30, 1999. During the quarter ended December 31, 1999, competing banks in our surrounding area offered higher interest rates on certificates of deposit accounts than we currently offer. In order to enhance our profitability, we decided not to match such interest rates.

Results of Operations

Net Income. Net income increased $15,300 or 21.4% to $86,900 for the six months ended December 31, 1999 from $71,600 for the comparable 1998 period. Net income increased $19,000 or 70.4% to $46,000 for the three months ended December 31, 1999 from $27,000 for the comparable 1998 period. The increase in net income for both periods was primarily a result of our increase in core earnings.

Net Interest Income. Net interest income increased $63,000 to $648,000 for the six months ended December 31, 1999 from $585,000 for the comparable 1998 period. The increase was primarily due to a $2.55 million increase in the average interest-earning assets, offset by a 12 basis point decrease in the average yield earned thereon. The average balance of interest-bearing liabilities increased by $2.62 million, offset by a 29 basis point decrease in the average rate paid thereon. The interest rate spread (the difference between our average yield on our average interest earnings assets and our average cost on our average interest bearing liabilities) increased to 2.87% for the six months ended December 31, 1999 from 2.70% for the comparable 1998 paid. Our increase was primarily the result of decreases in the average interest paid on the average balance of certificates of deposits.


                                      (10)

Net interest income increased $27,000 to $332,000 for the three months ended December 31, 1999 from $305,000 for the comparable 1998 period. The increase was primarily due to a $1.82 million increase in the average interest-earning assets and a 20 basis point increase in the average yield earned thereon. The average balance of interest-bearing liabilities increased by $1.71 million which was offset by a 5 basis point decrease in the average rate paid on the average balance of certificates of deposit. Additionally, the interest rate spread increased to 2.86% for the three months ended December 31, 1999 from 2.61% for the comparable 1998 period. The increase in the interest rate spread was primarily the result of an increase in our lending activities which generated a higher average interest income yield.

Noninterest Income and Noninterest Expense. For the six months and three months ended December 31, 1999, noninterest income decreased $29,000 and $1,600, respectively, from the comparable 1998 periods. For the six months and three months ended December 31, 1998, we recognized gains from the sales of available for sale securities of $47,000 and $17,800, respectively. Additionally, for the six months ended December 31, 1998, we recognized a $21,000 gain on the sale of foreclosed real estate. For the comparable 1999 periods, we had fewer sales in our available for sale securities portfolio and recognized no sales on foreclosed real estate.

However, for the six months and three months ended December 31, 1999, we increased service charges and other fees income $36,000 and $19,000, respectively, from the comparable 1998 periods. Such increases were primarily the result of the income we earned from our investment in life insurance for our executive officers and directors. Such investment is to be used as a supplemental retirement plan for such officers and directors. For the six months and three months ended December 31, 1999, we recognized approximately $15,000 and $5,000, respectively, of compensation expenses in connection with such plan. Additionally, for the six months and three months ended December 31, 1999, other noninterest expense decreased $28,000 and $21,000, respectively, from the comparable 1998 periods, due primarily to a decrease in payment of professional fees.

Liquidity and Capital Resources

Our primary sources of funds are new deposits, proceeds from principal and interest payments of loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We maintain liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At December 31, 1999, we had obligations to fund outstanding loan commitments of approximately $936,000, for which adequate resources were available to fund these loans.


                                      (11)

Year 2000

Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking industry experts remain concerned that some computers may not be able to interpret additional dates in the year 2000 properly. We have operated and evaluated our computer operating systems following January 1, 2000 and have not identified any errors or experienced any computer system malfunctions. We will continue to monitor our information systems to assess whether our systems are at risk of misinterpreting any future dates and will develop, if needed, appropriate contingency plans to prevent any potential system malfunction or correct any system failures. We have not been informed of any such problem experienced by our vendors or our customers.

However, it is too soon to conclude that there will not be any problems arising from the Year 2000 problem, particularly with some of our vendors or customers. We will continue to monitor our significant vendors of goods and services and customers with respect to any Year 2000 problems they may encounter, as those issues may effect our ability to continue operations, or might adversely affect our financial position, results of operations and cash flows. At this time, we do not believe that these potential problems will materially impact the ability to continue our operations. However, no assurance can be given that this will be the case.

                                      (12)

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At December 31, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

                  None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The annual meeting of shareholders of WSB Holding Company was held on October 18, 1999.

         The shareholders elected the one nominee for director as described in the proxy statement for the annual meeting. The results for the re-election of Johanna C. Guehl as director were 200,718 shares or 79.8% in favor, and 50,808 shares or 20.2% withheld. The other continuing directors are Robert D. Neudorfer, Stanford H. Rosenberg, Joseph Manfred and John P. Mueller.

         The shareholders ratified Stokes Kelly & Hinds, LLC as the independent auditors of the Company for the fiscal year ending June 30, 2000. The results were 244,193 shares or 97.1% in favor, and 2,324 shares or .9% against and 5,009 abstain.

Item 5.  Other Information
         -----------------

                  None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)
             (3)(i)      Restated  Articles of Incorporation of WSB Holding
                           Company*
             (3)(ii)     Bylaws  of  WSB  Holding   Company**
             (4)         Specimen  Stock Certificate of WSB Holding  Company**
             (10)        Employment  Agreement between Workingmens Bank and
                           Robert Neudorfer***
             (10.1)      1999 Stock Option Plan****
             (10.2)      Workingmens Bank Restricted Stock Plan and Trust
                           Agreement****
             (10.3)      Form of Supplemental Benefit Agreement*****
             (10.4)      Form of Split  Dollar  Agreement*****
             (27)        Financial Data Schedule (electronic filing only)

         (b) Reports on Form 8-K

             None

------------------------------------
*     Incorporated by reference to the registration statement on Form 8-A.
**    Incorporated by reference to the registration statement on Form SB-2.
***   Incorporated by reference to the Form 10QSB for December 31, 1998.
**** Incorporated by reference to the Definitive Proxy Statement filed February 6, 1999.
***** Incorporated by reference to the Form 10KSB for June 30, 1999

                                      (13)

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WSB Holding Company



Date:  February 9, 2000                 By /s/ Robert D. Neudorfer
                                              ----------------------------------
                                               Robert D. Neudorfer, President
                                               (Principal Financial Officer)



Date:  February 9, 2000                 By /s/ Ronald W. Moreschi
                                               ---------------------------------
                                               Ronald W. Moreschi
                                               Vice President and Treasurer
                                               (Principal Accounting Officer)



                                      (14)