Form 10QSB
period 2000-03-31
WSB HOLDING CO
filed 2000-05-11
CIK 1040790

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB



(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

( )  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15  (d)   OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                           For the transition period from           to
                                                          -------      ------

                         Commission File Number 0-22997

                               WSB HOLDING COMPANY
                    ----------------------------------------
             (Exact name of Registrant as specified in its Charter)



      Pennsylvania                                23-2908963
------------------------------       ----------------------------------
(State or other jurisdiction of      I.R.S. Employer Identification Number
 incorporation or organization)


807 Middle Street, Pittsburgh, Pennsylvania                     15212
-------------------------------------------------           -------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (412) 231-7297
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

      As of May 2, 2000, there were 302,684 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

      Transitional small business disclosure format:

                                                               Yes     X   No
                                                           ---       ----

                       WSB HOLDING COMPANY AND SUBSIDIARY
                            PITTSBURGH, PENNSYLVANIA

                                TABLE OF CONTENTS



                                                                      PAGE

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

   Consolidated Balance Sheets - as of March 31, 2000
     (Unaudited) and June 30, 1999                                         3

   Consolidated Statements of Income - (Unaudited) for the nine months
     ended March 31, 2000 and 1999                                         4

   Consolidated Statements of Income - (Unaudited) for
     the three months ended March 31, 2000 and 1999                        5

   Consolidated Statements of Cash Flows - (Unaudited)
     for the nine months ended March 31, 2000 and 1999                 6 - 7

   Notes to (Unaudited) Consolidated Financial Statements              8 - 9

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   10 - 11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                12

Item 2.  Changes in Securities and use of Proceeds                        12

Item 3.  Defaults Upon Senior Securities                                  12

Item 4.  Submission of Matters to a Vote of Security Holders              12

Item 5.  Other Information                                                12

Item 6.  Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                13

                                              WSB HOLDING COMPANY AND SUBSIDIARY
                                                  CONSOLIDATED BALANCE SHEETS
                                                              ASSETS

                                                                        March 31,
                                                                          2000            June 30,
                                                                       (Unaudited)          1999
                                                                  ---------------       -----------
Cash and cash equivalents:
   Interest bearing                                                  $  1,487,283       $ 3,161,518
   Non-interest bearing                                                   308,798           250,666
Securities held-to-maturity (estimated fair
   value of $14,544,947 and $13,959,821)                               15,230,869        14,373,813
Securities available-for-sale, at fair value                            3,545,323         3,909,755
Loans and real estate, net                                             19,275,120        16,989,946
Cash value of life insurance                                            1,197,412         1,162,749
Federal Home Loan Bank stock, at cost                                     200,000           153,300
Accrued interest receivable                                               352,398           303,415
Premises and equipment, net                                               933,520           986,468
Other assets                                                              105,592            64,927
                                                                     ------------      ------------

  TOTAL ASSETS                                                       $ 42,636,315      $ 41,356,557
                                                                     ============      ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                             $ 34,475,983      $ 35,250,627
Federal Home Loan Bank advances                                         3,000,000         1,000,000
Advances from borrowers for taxes and insurance                           134,134           227,241
Accrued expenses and other liabilities                                    115,591            83,671
Accrued income taxes                                                       70,802            10,690
                                                                     ------------       -----------

  TOTAL LIABILITIES                                                    37,796,510        36,572,229
                                                                     ------------       -----------
Commitments and contingencies

Stockholders' equity:
   Preferred stock ($ .10 par value, 1,000,000 shares
     authorized, none outstanding)                                              -                 -
   Common stock ($ .10 par value, 4,000,000 shares authorized;
     330,600 shares issued and 302,684 shares outstanding at
     March 31, 2000 and 330,600 shares issued and
     312,934 shares outstanding at June 30, 1999)                          33,060            33,060
   Additional paid-in capital                                           2,994,669         2,994,026
   Retained earnings, substantially restricted                          2,378,486         2,287,772
   Unearned Employee Stock Ownership Plan shares (ESOP)                  (196,151)         (215,988)
   Unearned compensation - Restricted Stock Plan (RSP)                   (108,437)         (139,679)
   Treasury stock, at cost; 27,916 and 17,666 shares                     (311,742)         (204,792)
   Accumulated other comprehensive income, net
     of applicable income taxes of $21,394 and $12,826                     49,920            29,929
                                                                     ------------      ------------

    TOTAL STOCKHOLDERS' EQUITY                                          4,839,805         4,784,328
                                                                     ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 42,636,315      $ 41,356,557
                                                                     ============      ============

See accompanying notes to the unaudited consolidated financial statements.

                                      (3)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                        March 31,
                                                                                  2000             1999
                                                                                  ----             ----
INTEREST AND DIVIDEND INCOME
   Loans                                                                     $ 1,079,883       $ 1,028,462
   Investments                                                                   928,856           745,877
   Other interest earning assets                                                  71,799           228,836
                                                                               ---------        ----------

                  TOTAL INTEREST AND DIVIDEND INCOME                           2,080,538         2,003,175
                                                                               ---------        ----------

INTEREST EXPENSE
   Deposits                                                                    1,091,208         1,091,946
   Advances from FHLB                                                             70,263            43,350
                                                                               ---------         ---------

                  TOTAL INTEREST EXPENSE                                       1,161,471         1,135,296
                                                                               ---------         ---------

                  NET INTEREST INCOME                                            919,067           867,879

PROVISION FOR LOAN LOSSES                                                              -                 -
                                                                               ---------         ---------

                  NET INTEREST INCOME AFTER
                    PROVISION FOR LOAN LOSSES                                    919,067           867,879
                                                                               ---------         ---------

NONINTEREST INCOME
   Service charges and other fees                                                115,529            68,359
   Gain on sale of securities available-for-sale                                   4,037            51,764
   Gain on sale of foreclosed real estate                                              -            25,555
   Income from real estate rental                                                  3,375             4,665
                                                                               ---------        ----------

                  TOTAL NONINTEREST INCOME                                       122,941           150,343
                                                                               ---------        ----------

NONINTEREST EXPENSE
   Compensation and benefits                                                     439,039           417,755
   Occupancy and equipment expense                                               127,274           124,353
   Federal insurance premiums                                                     22,163            23,397
   Other                                                                         279,857           311,923
                                                                               ---------         ---------

                  TOTAL NONINTEREST EXPENSE                                      868,333           877,428
                                                                               ---------        ----------

                  INCOME BEFORE INCOME TAXES                                     173,675           140,794

INCOME TAX EXPENSE                                                                58,038            44,312
                                                                               ---------        ----------

                  NET INCOME                                                   $ 115,637        $   96,482
                                                                               =========        ==========

EARNINGS PER COMMON SHARE-BASIC                                                $     .43        $      .32
                                                                               =========        ==========

EARNINGS PER COMMON SHARE-DILUTED                                              $     .43        $      .32
                                                                               =========        ==========
See accompanying notes to the unaudited consolidated financial statements.

                                      (4)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                              2000              1999
                                                                         ------------      ---------
INTEREST AND DIVIDEND INCOME
   Loans                                                                 $ 373,712         $ 345,828
   Investments                                                             294,936           245,855
   Other interest earning assets                                            18,213            63,742
                                                                         ---------         ---------

                  TOTAL INTEREST AND DIVIDEND INCOME                       686,861           655,425
                                                                         ---------         ---------

INTEREST EXPENSE
   Deposits                                                                356,001           357,657
   Advances from FHLB                                                       37,349            14,450
                                                                         ---------         ---------

                  TOTAL INTEREST EXPENSE                                   393,350           372,107
                                                                         ---------         ---------

                  NET INTEREST INCOME                                      293,511           283,318

PROVISION FOR LOAN LOSSES                                                        -                 -
                                                                         ---------         ---------

                  NET INTEREST INCOME AFTER
                    PROVISION FOR LOAN LOSSES                              293,511           283,318
                                                                         ---------        ----------

NONINTEREST INCOME
   Service charges and other fees                                           36,534            24,904
   Gain (loss) on sale of securities available-for-sale                          -             4,995
   Gain on sale of foreclosed real estate                                        -             4,890
   Income from real estate rental                                            1,325             1,125
                                                                         ---------         ---------

                  TOTAL NONINTEREST INCOME                                  37,859            35,914
                                                                         ---------         ---------

NONINTEREST EXPENSE
   Compensation and benefits                                               150,631           137,143
   Occupancy and equipment expense                                          41,120            43,447
   Federal insurance premiums                                                5,306             7,973
   Other                                                                    91,984            96,357
                                                                         ---------         ---------

                  TOTAL NONINTEREST EXPENSE                                289,041           284,920
                                                                         ---------         ---------

                  INCOME BEFORE INCOME TAXES                                42,329            34,312

INCOME TAX EXPENSE                                                          13,589             9,414
                                                                         ---------         ---------

                  NET INCOME                                             $  28,740        $   24,898
                                                                         =========        ==========

EARNINGS PER COMMON SHARE-BASIC                                          $     .11        $      .08
                                                                         =========        ==========

EARNINGS PER COMMON SHARE-DILUTED                                        $     .11        $      .08
                                                                         =========        ==========

See accompanying notes to the unaudited consolidated financial statements.

                                      (5)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                       December 31,
                                                                                     2000            1999
                                                                                --------------    ---------
OPERATING ACTIVITIES
   Net income                                                                $    115,637       $    96,482
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Amortization of:
              Deferred loan origination fees                                       (1,576)           (2,390)
              Premiums and discounts on investment securities                         539           (40,960)
              Net loss (gain) on sale of securities available-for-sale             (4,037)          (51,764)
              Net gain on sales of real estate owned                                    -           (25,555)
              Unearned ESOP shares                                                 20,480            24,651
              Compensation expense related to RSP                                  31,242            31,242
         Depreciation of premises and equipment                                    57,600            42,929
         (Increase) decrease in:
              Accrued interest receivable                                         (48,983)         (108,214)
              Other assets                                                        (40,665)           48,870
              Income taxes receivable                                              60,112                 -
              Deferred income taxes                                               (11,219)           (4,987)
              Cash value life insurance                                           (34,663)                -
         Increase (decrease) in:
              Accrued expenses and other liabilities                               34,571            20,197
              Accrued income taxes                                                      -            75,869
                                                                              -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         179,038            106,370
                                                                              -----------       ------------


INVESTING ACTIVITIES

   Purchases of securities held-to-maturity                                    (1,101,353)      (17,201,142)
   Proceeds from maturities of and principal
      repayments on securities held-to-maturity                                   241,110        15,132,376
   Proceeds from sale of securities available-for-sale                            375,252           843,912
   Purchases of securities available-for-sale                                    (302,157)       (2,958,024)
   Proceeds from maturities of and principal
      repayments on securities available-for-sale                                 326,581           325,903
   Net loan originations and principal repayments on loans                     (2,283,598)         (305,358)
   Purchases of Federal Home Loan Bank stock                                      (46,700)                -
   Proceeds from sales of real estate owned                                             -           324,212
   Purchases of premises and equipment                                             (4,652)          (30,046)
                                                                             ------------       -----------

NET CASH USED BY INVESTING ACTIVITIES                                          (2,795,517)       (3,868,167)
                                                                             ------------       -----------

See accompanying notes to the unaudited consolidated financial statements.

                                      (6)

                       WSB HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                            2000              1999
                                                                          --------          --------
FINANCING ACTIVITIES
   Net (decrease) increase in deposits                                    (774,644)        2,519,642
   Net increase in Federal Home Loan Bank advances                       2,000,000                 -
   Purchase of treasury stock                                             (106,950)         (200,593)
   Dividends paid                                                          (24,923)          (13,918)
   Net increase in advances from borrowers for taxes and insurance         (93,107)         (108,966)
   Contribution to Restricted Stock Plan (RSP) for the
      purchase of treasury stock                                                 -          (191,748)
                                                                       -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                1,000,376         2,004,417
                                                                       -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (1,616,103)       (1,757,380)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         3,412,184         5,157,544
                                                                       -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 1,796,081       $ 3,400,164
                                                                       ===========       ===========


SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
   Interest on deposits, advances,
      and other borrowings                                             $ 1,154,052       $ 1,027,082
                                                                       ===========       ===========
   Income taxes                                                        $     6,500       $     2,400
                                                                       ===========       ===========

Transfer from loans to real estate acquired through foreclosure        $    19,525       $         -
                                                                       ===========       ===========



See accompanying notes to the unaudited consolidated financial statements.



                                      (7)

                       WSB HOLDING COMPANY AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the nine month and three month periods ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire year or any other interim period.

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


                                                                           Nine Months Ended
                                                                                 March 31,
                                                                           2000            1999
                                                                       -----------      ---------

Net income                                                            $ 115,637          $ 96,482

Adjustments                                                                   -                 -
                                                                      ---------          --------
Income available to common
   stockholders used in basic and diluted EPS                         $ 115,637          $ 96,482
                                                                      =========          ========

Weighted average number of shares used in basic EPS                     271,865           302,187

Effect of dilutive securities                                                 -                 -
                                                                      ---------          --------
Weighted number of shares and dilutive potential common stock
   used in diluted EPS                                                  271,865           302,187
                                                                      =========          ========


                                      (8)

                       WSB HOLDING COMPANY AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





NOTE C - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

At March 31, 2000, the ESOP had 6,821 allocated shares and 19,627 unallocated shares. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.


NOTE D - COMPREHENSIVE INCOME

Total comprehensive income for the nine months ended March 31, 2000 and 1999 was $135,628 and $67,568, respectively. Total comprehensive income for the three months ended March 31, 2000 and 1999 was $68,614 and $3,914, respectively.



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

Financial Condition

Total consolidated assets increased $1.28 million or 3.1% to $42.6 million at March 31, 2000. Through March 31, 2000, we used approximately $1.7 million of our interest-bearing cash and $2.0 million of FHLB advances to fund net loan originations of $2.3 million and to purchase $857,000 of investment securities held to maturity.

Total deposits decreased $775,000 to $34.5 million at March 31, 2000 from $35.3 million at June 30, 1999. During the quarter ended March 31, 2000, competing banks in our surrounding area offered higher interest rates on certificates of deposit accounts than we currently offer. In order to enhance our profitability, we decided not to match such interest rates.

Results of Operations

Net Income. Net income increased $19,100 or 19.8% to $115,600 for the nine months ended March 31, 2000 from $96,500 for the comparable 1999 period. Net income increased $3,800 or 15.3% to $28,700 for the three months ended March 31, 2000 from $24,900 for the comparable 1999 period. The increase in net income for both periods was primarily a result of our efforts to increase net interest income.

Net Interest Income. Net interest income increased $51,000 to $919,000 for the nine months ended March 31, 2000 from $868,000 for the comparable 1999 period. The increase was primarily due to a $2.39 million increase in the average interest-earning assets, offset by a 38 basis point decrease in the average yield earned thereon. The average balance of interest-bearing liabilities increased by $2.31 million, offset by a 24 basis point decrease in the average rate paid thereon. The interest rate spread (the difference between our average yield on our average interest earnings assets and our average cost on our average interest bearing liabilities) decreased to 2.65% for the nine months ended March 31, 2000 from 2.79% for the comparable 1999 period. Our decrease was primarily the result of increases in the average interest paid on the average balance of Federal Home Loan Bank advances.


                                      (10)

Net interest income increased $10,000 to $293,000 for the three months ended March 31, 2000 from $283,000 for the comparable 1999 period. The increase was primarily due to a $2.50 million increase in the average interest-earning assets offset by a 12 basis point decrease in the average yield earned thereon. The average balance of interest-bearing liabilities increased by $1.94 million and the average rate paid thereon remained relatively unchanged from the comparable 1999 period. Additionally, the interest rate spread decreased to 2.53% for the three months ended March 31, 2000 from 2.66% for the comparable 1999 period.

Noninterest Income and Expenses. For the nine months and three months ended March 31, 2000, noninterest income decreased $27,000 and increased $2,000, respectively, from the comparable 1999 periods. For the nine months and three months ended March 31, 1999, we recognized gains from the sales of available for sale securities of $52,000 and $5,000, respectively. Additionally, for the nine months ended March 31, 1999, we recognized a $26,000 gain on the sale of foreclosed real estate. For the comparable 2000 periods, we had fewer sales in our available for sale securities portfolio and recognized no sales on foreclosed real estate. Additionally, for the nine months and three months ended March 31, 2000, we increased service charges and other fees income by $47,000 and $11,600, respectively, from the comparable 1999 periods. Such increases were primarily the result of the income we earned from our investment in life insurance for our executive officers and directors. Such investment is to be used as a supplemental retirement plan for such officers and directors.

For the nine months and three months ended March 31, 2000, we recognized approximately $20,000 and $5,000, respectively, of compensation expenses in connection with such investment plan. Additionally, for the nine months and three months ended March 31, 2000, other noninterest expense decreased $32,000 and $4,000, respectively, from the comparable 1999 periods, due primarily to a decrease in payment of professional fees.

Liquidity and Capital Resources

Our primary sources of funds are new deposits, proceeds from principal and interest payments of loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We maintain liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 2000, we had obligations to fund outstanding loan commitments of approximately $584,000, for which adequate resources were available to fund these loans.



                                      (11)

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
         From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At March 31, 2000, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
                  None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                  None

Item 5.  Other Information
         -----------------
                  None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)
           (3)(i)  Restated Articles of Incorporation of WSB Holding Company*
           (3)(ii) Bylaws of WSB Holding Company**
           (4)     Specimen Stock Certificate of WSB Holding Company**
          (10)     Employment Agreement between Workingmens Bank and Robert
                   Neudorfer ***
          (10.1)   1999 Stock Option Plan ****
          (10.2)   Workingmens Bank Restricted Stock Plan and Trust
                   Agreement ****
          (10.3)   Form of Supplemental Benefit Agreement*****
          (10.4)   Form of Split Dollar Agreement*****
          (27)     Financial Data Schedule (electronic filing only)

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

                               WSB Holding Company



Date:     May 11, 2000                By /s/ Robert D. Neudorfer
       ----------------------                ----------------------------------
                                             Robert D. Neudorfer, President
                                             (Principal Financial Officer)



Date:     May 11, 2000                By /s/ Ronald W. Moreschi
       ----------------------                -----------------------------------
                                             Ronald W. Moreschi
                                             Vice President and Treasurer
                                             (Principal Accounting Officer)