Form 10KSB40
period 2000-06-30
WSB HOLDING CO
filed 2000-09-22
CIK 1040790

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended   June 30, 2000
                                 -------------

                                       OR

[X] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to __________________.

Commission File No. 0-22997
                               WSB Holding Company
               --------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Pennsylvania                                                    23-2908963
---------------------------------                            -----------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

807 Middle Street, Pittsburgh, Pennsylvania                       15212
-------------------------------------------                  -------------------
(Address of Principal Executive Offices)                        (Zip Code)

Issuer's Telephone Number, Including Area Code:                (412) 231-7297
                                                              ----------------

Securities registered under to Section 12(b) of the Exchange Act:       None
                                                                       ------

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

         State issuer's revenues for its most recent fiscal year.   $3,011,380

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on September 1, 2000, was approximately $2.3 million.

         As of September 1, 2000, there were issued and outstanding 302,684 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one): YES      NO  X
                                                                     ---     ---
                       DOCUMENTS INCORPORATED BY REFERENCE

          1. Portions of the Annual Report to Stockholders for the Fiscal Year ended June 30, 2000. (Part II)
          2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended June 30, 2000. (Part III)

                                     PART I


         WSB Holding Company (the "Company" or "Registrant") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the securities and exchange commission (including this annual report on form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the private securities litigation reform act of 1995.

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

Item 1.  Business
-----------------

General

         The Company is a Pennsylvania corporation organized in June 1997 at the direction of Workingmens Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On August 27, 1997, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank. References to the Company or Registrant generally refers to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

         The Bank is a federally chartered stock savings bank headquartered in Pittsburgh, Pennsylvania. It is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). The Bank is a member of and owns capital stock in the Federal Home Loan Bank (the "FHLB") of Pittsburgh, which is one of the 12 regional banks in the FHLB System.

         The Registrant operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in one- to four-family residential real estate loans, multi-family real estate loans, and commercial real estate loans. To a lesser extent, the Registrant also originates consumer loans, which primarily consist of home equity loans, second mortgage loans, and loans secured by deposit accounts.

Competition

         Competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, finance companies, and multi-stage regional banks in the Registrant's market areas located in the communities of the north side of Pittsburgh, Baldwin, and the surrounding areas of Allegheny County. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from commercial banks, thrift institutions, credit unions and mortgage bankers.

Lending Activities

         Analysis of Loan Portfolio. The following table sets forth the composition of the Registrant's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                          June 30,
                                                 --------------------------------------------------
                                                            2000                      1999
                                                 ------------------------------- ------------------
                                                    Amount        Percent      Amount     Percent
                                                    ------        -------     --------    -------
                                                                   (Dollars in Thousands)
Type of Loans:
-------------
Real Estate Loans:
  One- to four-family ...........................  $11,620          61.09%     $10,567      61.60%
  Multi-family ..................................    3,252          17.10        2,483      14.47
  Home equity and second mortgage loans..........    1,762           9.26        1,694       9.87
  Commercial.....................................    1,212           6.37        1,299       7.57
                                                    ------          -----       ------      -----
Total real estate loans..........................   17,846          93.82       16,043      93.51
                                                    ------          -----       ------      -----
Consumer Loans:
  Share loans....................................      378           1.98          429       2.50
  Other loans....................................      798           4.20          684       3.99
                                                    ------          -----       ------      -----
Total consumer loans.............................    1,176           6.18        1,113       6.49
                                                   -------          -----       ------      -----
     Total loans.................................   19,022          100.0%      17,156      100.0%
                                                                    =====                   =====
Less:
  Allowance for loan losses......................      155                         166
                                                   -------                     -------
     Total loans, net............................  $18,867                     $16,990
                                                   =======                     =======

Loan Maturity Tables

         The  following   table  sets  forth  the  estimated   maturity  of  the
Registrant's loan portfolio at June 30, 2000. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                                                           Due after
                                                           Due within      1 through       Due after
                                                             1 year         5 years         5 years        Total
                                                             ------         -------         -------        -----
                                                                               (In Thousands)
One- to four-family residential real estate mortgages..        $139          $  464         $11,017      $11,620
Multi-family real estate...............................           1             131           3,120        3,252
Commercial real estate.................................           -               -           1,212        1,212
Home equity and second mortgage loans..................         415             795             552        1,762
Consumer loans.........................................         410             388             378        1,176
                                                               ----          ------         -------      -------
Total..................................................        $965          $1,778         $16,279      $19,022
                                                               ====          ======         =======      =======


         The following table sets forth as of June 30, 2000, the dollar amount of all loans due after June 30, 2001, which have fixed interest rates and floating or adjustable interests rates.

                                                                 Floating or
                                              Fixed Rates   Adjustable Rates      Total
                                              -----------   ----------------   --------
                                                              (In Thousands)
One- to four-family real estate mortgages...      $11,481           $  -        $11,481
Multi-family................................        2,652            599          3,251
Commercial..................................        1,212              -          1,212
Home equity and second mortgages............        1,347              -          1,347
Consumer....................................          766              -            766
                                                  -------           ----         ------
    Total...................................      $17,458           $599        $18,057
                                                  =======           ====        =======

         One- to Four-Family Residential Loans. The Registrant's primary lending activity consists of the origination of one- to four-family fixed rate residential mortgage loans secured by property located in its primary market area. The Registrant generally originate one- to four-family fixed rate residential mortgage loans in amounts up to 90% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. The maximum loan-to- value ratio on mortgage loans secured by non-owner occupied properties generally is limited to 80%. The Registrant retains all of the mortgage loans and originates these loans with maturities of up to 20 years. On a limited basis, the Registrant originates and retains fixed rate balloon loans having terms of up to 15 years, with principal and interest payments calculated using up to a 30-year amortization period. Mortgage loans originated and held by the Registrant generally include due-on-sale clauses. This gives the Registrant the right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property securing the mortgage loan without the Registrant's consent.

         Multi-Family and Commercial Real Estate Loans. Multi-family real estate loans are secured by apartment buildings and the size of the loans generally have not exceeded $500,000 or have terms greater than 20 years. Commercial real estate loans are secured by office buildings, and other commercial properties and the size of the loans generally have not exceeded $500,000, or have terms greater than 20 years.

         Multi-family and commercial real estate loans have significantly more risk than one-to four-family residential loans due to the usually higher loan amounts and the credit risk, which arises from concentration of principal in a smaller number of loans, the effects of general economic conditions on income producing property and the difficulty of evaluating and monitoring the loans. To minimize these risks, the Registrant generally limits this type of lending to its primary market area and to borrowers who are generally well known to the Registrant.

         Home Equity and Second Mortgage Loans. The Registrant originates home equity loans and second mortgage loans which are secured by one to four-family residences. These loans are originated on one- to four-family residences with fixed rate terms of up to 10 years. The loans are generally subject to a 80% combined loan-to-value limitation, including any other outstanding mortgages or liens.

         Loan Approval Authority and Underwriting. The Registrant has established various lending limits for its officers and maintains a loan committee. The President has loan authority to approve all loans and the Vice President and Treasurer has authority to approve all applications for secured and unsecured consumer loans. The loan committee ratifies all fixed rate residential mortgage loans of $200,000 or more and all other real estate loans and consumer loans.

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

         Title insurance is generally required on all real estate mortgage loans. The Registrant does not require title insurance on home equity loans and second mortgages, but obtains a property report from its local state tax office which indicates whether there are any liens or other encumbrances against the property. Borrowers also must obtain fire and casualty insurance. Flood insurance is also required on loans secured by property that is located in a flood zone.

         Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the date of issuance. At June 30, 2000, commitments to fund originations of one-to four-family and multi-family mortgage loans totaled $145,000. The Registrant believes that virtually all of their commitments will be funded.

         Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Registrant has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was approximately $10,000 for the year ended June 30, 2000.

                                                                                     At June 30,
                                                                                ----------------------
                                                                                 2000            1999
                                                                                ------          ------
                                                                               (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
  One- to four-family residential real estate.........................          $   -          $    -
  Commercial real estate..............................................            310               -
  Home equity and second mortgages....................................              -               -
Consumer..............................................................              -               -
                                                                                -----          ------
Total non-accrual loans...............................................            310               -
                                                                                =====          ======
Accruing loans which are contractually past due 90 days or more:
Real estate loans:
   One-to four-family residential real estate.........................              -               -
   Commercial real estate.............................................              -               -
   Home equity and second mortgages...................................              -               -
Consumer..............................................................              -               -
                                                                               ------          ------
Total accrual loans...................................................         $    -          $    -
                                                                               ======          ======
Total non-performing loans............................................         $  310          $    -
                                                                               ======          ======
Real estate owned.....................................................         $    -          $    -
                                                                               ======          ======
Total non-performing assets...........................................         $  310          $    -
                                                                                =====          ======
Total non-performing loans to total loans.............................          1.63%              -%
                                                                                ====           =====
Total non-performing loans to total assets............................          0.75%              -%
                                                                                ====           =====
Total non-performing assets to total assets...........................          0.75%              -%
                                                                                ====           =====

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

         The following table sets forth the Registrant's classified assets in accordance with its classification system:

                                                At June 30, 2000
                                                ----------------
                                                 (In Thousands)

          Special Mention                              $   -
          Substandard                                    310
          Doubtful                                         -
          Loss                                             -
                                                       -----
                                                       $ 310
                                                       =====

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




         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                                    June 30,
                                                              ------------------
                                                                2000      1999
                                                                ----      ----
                                                          (Dollars in Thousands)
Total loans outstanding..................................     $19,022   $17,156
                                                               ======    ======
Average loans outstanding................................     $18,532   $16,832
                                                               ======    ======
Allowance balances at beginning of period................     $   165   $   198
Provision:
  Real estate............................................          --        --
  Commercial.............................................          --        --
  Home equity and second mortgages.......................          --        --
  Consumer...............................................          --        --
Charge-offs:
  Real estate............................................          --       (33)
  Commercial.............................................          --        --
  Consumer...............................................         (10)       --
Recoveries:
   Real estate...........................................          --        --
   Commercial............................................          --        --
   Home equity and second mortgages......................          --        --
   Consumer..............................................          --        --
                                                               ------   -------
Allowance balance at end of period.......................      $  155   $   165
                                                               ======   =======

Allowance for loan losses as a percent of total loans
  outstanding............................................        1.00%     0.96%
                                                                 ====      ====
Net loans charged off as a percent of average loans
  outstanding............................................        0.05%     0.20%
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

                                                                           At June 30,
                                                 ---------------------------------------------------------------
                                                            2000                               1999
                                                 ----------------------------       ----------------------------
                                                                 Percent of                         Percent of
                                                               Loans in Each                      Loans in Each
                                                                Category to                        Category to
                                                  Amount        Total Loans         Amount         Total Loans
                                                  ------        -----------         ------         -----------
                                                                (Dollars in Thousands)
  One- to four-family..................            $ 87              61.09%          $125               61.60%
  Multi-family.........................              33              17.10             25               14.47
  Home equity and second
      mortgage loans...................              18               9.26              6                9.87
 Commercial............................              12               6.37              7                7.57
 Consumer..............................               5               6.18              2                6.49
                                                   ----             ------           ----              ------
    Total..............................            $155             100.00%          $165              100.00%
                                                   ====             ======           ====              ======

Investment Activities

         The Registrant is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of June 30, 2000, Registrant had securities (including mortgage-backed securities) classified as "held to maturity" and "available for sale" in the amount of $15,218,000 and $3,325,000, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 1999, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC, GNMA, and FNMA make up a majority of the pass- through certificates market.

         At June 30, 2000, the Registrant's securities portfolio did not contain securities of any issuer, other than those issued by U.S. government or its agencies, with an aggregate book value in excess of 10% of the Registrant's equity.

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's securities at the dates indicated.

                                                       At June 30,
                                                  --------------------
                                                     2000       1999
                                                    ------     ------
                                                    (In Thousands)
Securities held to maturity:
 U.S. Government and agency securities............ $14,794    $13,879
 CMOs.............................................     324        396
 Corporate debt securities........................     100          -
 Certificates of deposit..........................       -         99
                                                   -------    -------
Total securities held to maturity.................  15,218     14,374
                                                   -------    -------

Securities available for sale:
FHLMC.............................................      44         55
GNMA..............................................     872      1,080
FNMA..............................................     192        259
CMOs..............................................       9         19
Municipal bonds...................................     863        891
Corporate debt securities.........................     292        298
Equity securities - mutual funds..................     960      1,119
FHLMC common stock................................      41         87
FNMA common stock.................................      52        102
                                                   -------    -------
Total securities available for sale...............   3,325      3,910
                                                   -------    -------

Total investment and mortgage-backed securities... $18,543    $18,284
                                                   =======    =======

         The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for our investment securities portfolio at June 30, 2000 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                     As of June 30, 2000
                     ---------------------------------------------------------------------------------------------------------------
                                              More than         More than          More than        Total Investment Securities and
                       One Year or Less One to Five Years   Five to Ten Years      Ten Years         Mortgage-Backed Securities
                     ------------------ ------------------  ----------------- ----------------   -----------------------------------
                     Carrying  Average  Carrying   Average  Carrying Average  Carrying Average   Carrying      Average      Market
                      Value     Yield    Value      Yield    Value    Yield    Value    Yield     Value         Yield       Value
                     -------   -------  -------    -------  -------  -------  -------  -------   -------       -------     -------
                                              (Dollars in Thousands)

U.S. Government
    and agency
    securities...... $     -        -%  $3,099       6.19%   $4,871    6.69%  $6,824    6.88%     $14,794         6.67%    $13,938
Municipal bonds.....       -        -        -          -         -       -      863    4.78          863         4.78         864
Corporate debt
  securities........       -        -      292       6.08         -       -      100    7.50          392         6.44         388
FHLMC common
  stock.............      41        -        -          -         -       -        -       -           41            -          41
FNMA common
  stock.............      52        -        -          -         -       -        -       -           52            -          52
Mortgage-backed
  securities........       -        -        -          -         -       -    1,441    6.64        1,441         6.64       1,430
                     -------            ------               ------           ------              -------                  -------

  Total............. $    93        -%  $3,391       6.18%   $4,871    6.69%  $9,228    6.65%     $17,583         6.53%    $16,713
                     =======    =====   ======       ====    ======    ====   ======    ====      =======         ====     =======


(1) Equity securities in the amount of $960 are not included in the above table. Such equity securities are comprised of mutual funds which have no stated maturity or stated interest rate.

Sources of Funds

         General. Deposits are the major external source of the Registrant's funds for lending and other investment purposes. The Registrant derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At June 30, 2000, the Registrant had no brokered accounts.

         Time Deposits. The following table indicates the amount of the Registrant's time deposits of $100,000 or more by time remaining until maturity as of June 30, 2000.


                      Maturity Period               Time Deposits
                      ---------------               -------------
                                                   (In Thousands)

Within three months...............................      $  492
More than three through six months................         400
Six through twelve months.........................           -
Over twelve months................................         660
                                                        ------
         Total....................................      $1,552
                                                         =====

Borrowings

         The Registrant may obtain advances from the FHLB of Pittsburgh (the "FHLB") to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Registrant's stock in the FHLB and a portion of the Registrant's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

         The following table sets forth the maximum month-end balance and the average balance of FHLB advances for the periods indicated.

                                                                 During the Year Ended
                                                                       June 30,
                                                                 ---------------------
                                                                     2000      1999
                                                                    ------    ------
                                                                     (In thousands)
Maximum amount of short-term borrowings outstanding at any
month end:
  Advances from FHLB..........................................      $3,000    $   --
Approximate average short-term borrowings outstanding with
respect to:
  Advances from FHLB..........................................      $1,497    $   --
  Approximate weighted average rate paid on:
  Advances from FHLB..........................................        6.10%       --%


Employees

         At June 30, 2000, the Registrant had 11 full-time and one part-time employees. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Regulation

         The  Gramm-Leach-Bliley  Act (the "Act"),  became  effective  March 11,
2000, which permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities. However, the Act will have few direct effects on the operations or powers of federal savings associations or of savings and loan holding companies.

         The Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The Act requires the federal financial regulators to promulgate regulations implementing these provisions within six months of enactment, and the statute's privacy requirements will take effect one year after enactment.

Regulation of the Company

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

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. The Act terminated the "unitary thrift holding company exemption" for all companies that applied to acquire savings associations after May 4, 1999. Since the Company is grandfathered under this provision of the Act, its unitary holding company powers and authorities were not affected. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the Act and would be subject to the same business activity restrictions. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the BIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the BIF to a maximum of $100,000 for each insured member (as defined by law and regulation). The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the BIF. The FDIC also maintains another insurance fund, the Savings Institution

Insurance Fund ("SAIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for BIF-member institutions for the first six months of 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         In  addition,  all  FDIC-insured   institutions  are  required  to  pay
assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At June 30, 2000, the Registrant's lending limit for loans to one borrower was approximately $500,000 and had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At June 30, 2000, the Bank was in compliance with its QTL requirement.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 2000, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property
--------------------------------

         (a) Properties. The Registrant owns its main office and branch office which are both located in Pittsburgh, Pennsylvania. The main office is located at 807 Middle Street and the branch office is located at 5035 Curry Road.

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

         (c)     Description of Real Estate and Operating Data.  Not Applicable.

Item 3.  Legal Proceedings
--------------------------

         There are various claims and lawsuits in which the Registrant are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Registrant holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

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
------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2000 (the "Annual Report") is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         The Registrant's consolidated financial statements under Item 13(a) 13 are incorporated herein by reference.

         The report of the prior independent accountants follows as part of this
Item 7.

                                                          [LOGO]
                                                 Stokes Kelly & Hinds, LLC
                                                 Certified Public Accountants
                                                    & Business Advisors

                                                          Members:
                                            American and Pennsylvania Institutes
                                                of Certified Public Accountants

                                                    Division for CPA Firms:
                                                       SEC Practice Section


                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Shareholders
WSB Holding Company

We have audited the accompanying consolidated statements of financial condition of WSB Holding Company and subsidiaries (the "Company") as of June 30, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the one year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WSB Holding Company and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the one year then ended in conformity with generally accepted accounting principles.

/s/ Stokes Kelly & Hinds, LLC
-----------------------------
Pittsburgh, Pennsylvania

July 30, 1999

Item 8.  Changes  in  and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Information regarding the change in accountants is incorporated herein to Forms 8-K and 8-K/A, filed April 17, 2000 and May 11, 2000, respectively.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders," "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and " - Biographical Information."

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

Item 13.  Exhibits, List, and Reports on Form 8-K
-------------------------------------------------

          3.   The   following   exhibits   are   included  in  this  Report  or
               incorporated herein by reference:

               (a)  List of Exhibits:

                    3(i)  Restated Articles  of  Incorporation  of  WSB  Holding
                          Company *
                    3(ii) Bylaws of WSB Holding Company **
                    4     Specimen Stock Certificate **
                    10    Employment Agreement  between  the Bank and  Robert D.
                          Neudorfer **
                    10.1  1998 Stock Option Plan ***
                    10.2  Restricted Stock Plan and Trust Agreement ***
                    10.3  Form of Supplemental Benefit Agreement****
                    10.4  Form of Split Dollar Agreement****
                    13    Portions of the 2000 Annual Report to Stockholders
                    21    Subsidiaries   of  the   Registrant   (See   "Item  1-
                          Description of Business")
                    23    Consent of S.R. Snodgrass, A.C.
                    23.1  Consent of Stokes Kelly & Hinds, LLC
                    27    Financial Data Schedule (electronic filing only)

               (b) Reports on Forms 8-K and 8-K/A, dated April 17, 2000 and May 11, 2000, respectively, were filed to disclose the change in Registrant's independent accountant's.



--------------------
* Incorporated by reference to the Form 8A (File No. 0-22997) declared effective by the SEC on August 21, 1997.
** Incorporated by reference to the registration statement on Form SB-2 (File No. 333- 29389) declared effective by the SEC on July 15, 1997.
*** Incorporated by reference to the Proxy Statement for the Special Meeting of Stockholders on March 16, 1998 and filed with the SEC on February 4, 1998.
**** Incorporated by reference to the June 30, 1999 Form 10-KSB filed with the SEC on September 22, 1999.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 22, 2000.

                        WSB HOLDING COMPANY


                        By:   /s/Robert D. Neudorfer
                           -----------------------------------------------------
                              Robert D. Neudorfer
                              President, Chief Executive Officer and Director
                              (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 22, 2000.

/s/Robert D. Neudorfer                                        /s/John P. Mueller
------------------------------------------------              ----------------------------------------------
Robert D. Neudorfer                                           John P. Mueller
President, Chief Executive Officer and Director               Chairman of the Board
(Principal Executive and Financial Officer)


/s/Ronald W. Moreschi                                         /s/Stanford H. Rosenberg
------------------------------------------------              ----------------------------------------------
Ronald W. Moreschi                                            Stanford H. Rosenberg
Treasurer, Chief Financial Officer, and Director              Vice President and Director
(Principal Accounting Officer)


/s/Joseph J. Manfred                                          /s/Johanna C. Guehl
------------------------------------------------              ----------------------------------------------
Joseph J. Manfred                                             Johanna C. Guehl
Director                                                      Director
