Form 10QSB
period 2000-09-30
WSB HOLDING CO
filed 2000-11-13
CIK 1040790

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                FORM 10-QSB

     [  X  ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2000

     [     ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from           to
                                                   ---------    ---------

                       Commission File Number: 0-22997

                            WSB HOLDING COMPANY
                         -------------------------
      (Exact name of small business issuer as specified in its charter)

Pennsylvania                                                23-2908963
------------                                                ----------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                        Identification Number)

                                807 Middle Street
                          Pittsburgh, Pennsylvania  15212
                          -------------------------------
                   (Address of principal executive offices)

                               (412)231-7297
                               -------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                          Yes    X               No
                                ---                   ---
As of November 9, 2000 there were 302,684 shares outstanding of the issuer's class of common stock.

Transitional small business disclosure format:   Yes        No   X
                                                    -----      -----

                          WSB HOLDING COMPANY
                INDEX TO QUARTERLY REPORT ON FORM 10-QSB




                                                                        Page
                                                                      Reference
                                                                      ----------

Part I - Financial Information

    Item 1.   Financial Statements (unaudited)

              Consolidated Balance Sheet as of September 30,
                   2000 and June 30, 2000                                  3

              Consolidated Statement of Income for the three
                   months ended September 30, 2000 and 1999                4

              Consolidated Statement of Changes in Stockholders'
              Equity for the three months ended September 30, 2000         5

              Consolidated Statement of Cash Flows for the three
                   months ended September 30, 2000 and 1999                6

              Notes to Consolidated Financial Statements                   7


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       8-11


Part II   Other Information                                               12


Signatures                                                                13

WSB HOLDING COMPANY
CONSOLIDATED BALANCE SHEET

                                                              September 30,      June 30,
                                                                  2000             2000
                                                              ------------    ------------
     ASSETS
     Cash and due from banks                                  $    326,731    $    301,724
     Interest-bearing deposits in other banks                    1,605,079         915,437
                                                              ------------    ------------
     Cash and cash equivalents                                   1,931,810       1,217,161

     Investment securities available for sale                    2,140,417       2,209,267
     Investment securities held to maturity (market
       value of $14,212,217 and $14,033,582)                    14,891,512      14,894,110
     Mortgage-backed securities available for sale               1,082,840       1,116,035
     Mortgage-backed securities held to maturity (market
       value of $302,618 and $313,838)                             309,369         323,803
     Loans receivable (net of allowance for loan losses
       of $155,000 and $155,000)                                18,161,952      18,866,204
     Bank owned life insurance                                   1,229,547       1,214,106
     Accrued interest receivable                                   336,493         351,453
     Premises and equipment                                        897,273         916,305
     Federal Home Loan Bank stock                                  200,000         200,000
     Other assets                                                  129,003          85,904
                                                              ------------    ------------
          TOTAL ASSETS                                        $ 41,310,215    $ 41,394,348
                                                              ============    ============

LIABILITIES
     Deposits                                                 $ 35,046,309    $ 34,585,942
     Advances by borrowers for taxes and insurance                 114,136         247,127
     Federal Home Loan Bank borrowings                           1,000,000       1,500,000
     Accrued interest payable and other liabilities                143,607         128,353
                                                              ------------    ------------
          TOTAL LIABILITIES                                     36,304,052      36,461,422
                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES                                            -               -

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10, 1,000,000 shares
       authorized; none issued and outstanding                           -               -
     Common stock, par value $.10 per share; 4,000,000
       shares authorized; 330,600 issued                            33,060          33,060
     Additional paid-in capital                                  2,995,934       2,994,998
     Retained earnings - substantially restricted                2,544,235       2,504,860
     Accumulated other comprehensive income (loss)                  17,415            (689)
     Unallocated shares held by Employee Stock
       Ownership Plan (ESOP)                                      (185,130)       (189,538)
     Unallocated shares held by Restricted Stock Plan (RSP)        (87,609)        (98,023)
     Treasury stock (27,916 shares at cost)                       (311,742)       (311,742)
                                                              ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                             5,006,163       4,932,926
                                                              ------------    ------------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                $ 41,310,215    $ 41,394,348
                                                              ============    ============

See accompanying notes to the consolidated financial statements.

WSB HOLDING COMPANY
CONSOLIDATED STATEMENT OF INCOME

                                        Three Months Ended September 30,
                                                2000       1999
                                              --------   --------
INTEREST INCOME
   Loans receivable                           $366,675   $351,967
   Interest-bearing deposits in other banks     36,530     46,859
   Investment securities
      Taxable                                  303,230    285,901
      Exempt from federal income tax            11,404     22,959
                                              --------   --------
      Total interest income                    717,839    707,686
                                              --------   --------

INTEREST EXPENSE
   Deposits                                    384,986    376,790
   FHLB borrowings                              22,750     14,450
                                              --------   --------
      Total interest expense                   407,736    391,240

NET INTEREST INCOME                            310,103    316,446

   Provision for loan losses                         -          -
                                              --------   --------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                310,103    316,446
                                              --------   --------

NONINTEREST INCOME
   Service fees on deposit accounts             11,428     10,942
   Investment securities gains, net              1,842      6,169
   Other                                        25,693     27,907
                                              --------   --------
      Total noninterest income                  38,963     45,018
                                              --------   --------

NONINTEREST EXPENSE
   Compensation and employee benefits          153,059    155,619
   Occupancy and equipment                      42,723     43,692
   Federal insurance premium                     5,337      8,311
   Other                                        91,861     92,326
                                              --------   --------
      Total noninterest expense                292,980    299,948
                                              --------   --------
   Income before income taxes                   56,086     61,516
   Income tax expense                           16,712     20,816
                                              --------   --------

NET INCOME                                    $ 39,374   $ 40,700
                                              ========   ========
EARNINGS PER SHARE:

      Basic                                   $   0.14   $   0.15
      Diluted                                 $   0.14   $   0.15

See accompanying notes to the consolidated financial statements.

 WSB HOLDING COMPANY
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                 Unallo-  Unallo-
                                                                    Accumulated  cated    cated                 Total
                                             Additional                Other     Shares   Shares                Stock-
                                  Common      Paid-in    Retained  Comprehensive Held by  Held by    Treasury   holders'
                                  Stock       Capital    Earnings  Income (Loss)  ESOP       RSP      Stock     Equity
                                  -----       -------    --------  -------------  ----       ---      -----     ------
 Balance, June 30, 2000          $33,060    $2,994,998 $2,504,860  $   (689)    $(189,538) $(98,023) $(311,742) $4,932,926
 Net income                                                39,375                                                   39,375
 Other comprehensive income:
   Unrealized loss on available
     for sale securities, net of
     reclassification adjustment,
     net of tax benefit of $9,326                                     18,104                                        18,104
 ESOP shares released                              936                              4,408                            5,344
 RSP shares released                                                                         10,414                 10,414
                                 -------    ---------- ----------  ---------    ---------  --------  ---------  ----------
 Balance, September 30, 2000     $33,060    $2,995,934 $2,544,235  $  17,415    $(185,130) $(87,609) $(311,742) $5,006,163
                                 =======    ========== ==========  =========    =========  ========  =========  ==========





                                                                      2000
                                                                      ----
 Components of comprehensive income:
     Change in net unrealized gain (loss)
       on investment securities available for sale                  $19,320
     Net realized gains included in net income,
      net of taxes $626 and $2,097                                   (1,216)
                                                                    -------
 Total                                                              $18,104
                                                                    =======

See accompanying notes to the consolidated financial statements.

WSB HOLDING COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                              Three Months Ended September 30,
                                                                    2000           1999
                                                               -----------    -----------
OPERATING ACTIVITIES
    Net income                                                 $    39,375    $    40,700
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation                                                19,032         19,199
        Amortization of premium and discount on investments           (110)           473
        Investment securities gains, net                            (1,842)        (6,169)
        Deferred income taxes                                            -         (7,154)
        Increase in accrued interest receivable                     14,960        (37,614)
        Amortization of ESOP and RSP unearned compensation          15,758         17,367
        Other, net                                                 (58,561)        25,858
                                                               -----------    -----------
        Net cash provided by operating activities                   28,612         52,660
                                                               -----------    -----------

INVESTING ACTIVITIES Investments available for sale:
        Purchases                                                  (11,446)       (66,739)
        Proceeds from sales                                         99,459         82,699
        Maturities and repayments                                   49,254        239,816
    Investment held to maturity:
        Purchases                                                        -     (1,101,353)
        Maturities and repayments                                   17,142         58,600
    Net increase in loans receivable                               704,252     (1,187,032)
    Purchase of premises and equipment, net                              -         (4,094)
                                                               -----------    -----------
        Net cash used for investing activities                     858,661     (1,978,103)
                                                               -----------    -----------

FINANCING ACTIVITIES
    Net increase (decrease) in deposits                            460,367        (12,876)
    Net increase in advances by borrowers
      for taxes and insurance                                     (132,991)      (101,621)
    Net increase in short-term FHLB borrowings                    (500,000)             -
    Purchase of treasury stock                                           -       (106,950)
                                                               -----------    -----------
        Net cash provided by (used for) financing activities      (172,624)      (221,447)
                                                               -----------    -----------

        Decrease in cash and cash equivalents                      714,649     (2,146,890)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   1,217,161      3,412,184
                                                               -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 1,931,810    $ 1,265,294
                                                               ===========    ===========

See accompanying notes to the consolidated financial statements.

                              WSB HOLDING COMPANY.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1   BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.


NOTE 2   COMPREHENSIVE INCOME

Total comprehensive income for the three months ended September 30, 2000 and 1999 was $57,479 and $26,693, respectively.

                               WSB HOLDING COMPANY


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, general economic conditions, government policies and action of regulatory authorities. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         WSB Holding Company is a savings and loan holding company headquartered in Pittsburgh, Pennsylvania, which provides a broad range of deposits and loan products through its wholly owned subsidiary, Workingmens Bank (collectively, the "Company").

RESULTS OF OPERATIONS

         Net income decreased $1,300 for the three months ended September 30, 2000 to $39,400 from net income of $40,700 for the same period ended 1999.

          Net interest income decreased $6,000 to $310,000 for the three-month period ended September 30, 2000 from $316,000 for the same period in 1999. The interest rate spread for the three-month period ended September 30, 2000 declined as a result on normal market fluctuations and management desire to remain competitive with the local market.

         Total interest income increased $10,000 to $718,000 for the three-month period ended September 30, 2000 from $708,000 for the same period in 1999. Total average assets remained relatively unchanged and the increase can be almost totally attributed to the increase in interest rate yield to 7.48% for the current year compared to 7.20% for the same period in 1999.

         Interest income on interest-bearing deposits and tax-exempt securities declined primarily as a result of declines in volumes during the periods.

         Interest expense on deposits and borrowings both increased $8,000 for the three month period ended September 30, 2000 from 1999. The cost of funds on deposit increased 20 basis points for the current year three month period to 4.48% from 4.28% for the same period in 1999. The cost of funds on borrowings increased 104 basis points to 6.82% in 2000 compared to 5.78% in 1999. The average volume of interest bearing liabilities declined by approximately $100,000 to $36.1 million for the current year.

         Total noninterest income decreased $6,000 to $39,000 for the three month period ended September 30, 2000 from $45,000 for the same period in 1999. The prior year period included gains relating to the sale of available for sale securities amounting to $6,000. Only $2,000 of such gains were recognized in 2000.

         Total noninterest expense decreased $7,000 to $293,000 for the three months ended September 30, 2000 from $300,000 for the same period in 1999. The were no significant fluctuations in individual noninterest expense categories, however all categories experienced modest declines.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the savings and loan industry and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on the Bank's commitments to make loans and management's assessment of the Bank's ability to generate funds.

         Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2000, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 23.8%, 23.0%, and 10.2, respectively at September 30, 2000.

RISK ELEMENT

         The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                    September 30,    June 30,
                                                       2000            2000
                                                     ---------       ---------
                                                     (Dollars i   n thousands)

Loans on nonaccrual basis                            $     310    $      310
Loans past due 90 days or more and still accruing            -             -
                                                       -------       -------

Total nonperforming loans                                  310           310
                                                       -------       -------

Nonperforming loans as a percent of total loans           1.69%         1.63%
                                                       =======       =======

Nonperforming assets as a percent of total assets          .75%         0.75%
                                                       =======       =======

Allowance for loan losses to nonperforming loans         50.00%        50.00%
                                                       =======       =======

         At September 30, 2000 and June 30, 2000, no real estate or other assets were held as foreclosed or repossessed property.

         Management monitors impaired loans on a continual basis. As of September 30, 2000, impaired loans had no material effect on the Company's financial position or results of operations.

         During the three month period ended September 30, 2000, loans decreased $704,000 while nonperforming loans remained the same. During the current year period, there was no change in the allowance for loan losses. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

         Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

 WSB HOLDING COMPANY
 PART II - OTHER INFORMATION

    ITEM  1.  Legal Proceedings

              None

    ITEM  2.  Changes in Securities

              None

    ITEM  3.  Defaults upon Senior Securities

              None

    ITEM  4.  Submission of Matters to a Vote of Security Holders

              None

    ITEM  5.  Other Information

              None

    ITEM  6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are included in this Report or incorporated herein by reference:

          3(i) Restated Articles of Incorporation of WSB Holding Company* 3(ii) Bylaws of WSB Holding Company**
          4     Specimen Stock Certificate of WSB Holding  Company **
         10     Employment Agreement with Robert  Neudorfer***
         10.1   WSB Holding Company 1999 Stock Option  Plan****
         10.2   Workingmens Bank Restricted Stock Plan and Trust  Agreement****
         27     Financial Data Schedule (electronic filing only)
         99     Independent's Accountant Review Report

     -------------------
     * Incorporated by reference to the registration statement on Form 8-A (0-22997).
     ** Incorporated by reference to the registration statement on Form SB-2 (333-29389).
     *** Incorporated by reference to the Form 10QSB for December 31, 1998 (0-22997).
     **** Incorporated  by reference to the  Definitive  Proxy  Statement  filed
          February 6, 1999 (0-22997).

     (b) No reports on Form 8-K were filed during the quarter covered by this report.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WSB Holding Company



Date:     November 13, 2000        By /s/ Robert D. Neudorfer
       ----------------------             --------------------------------------
                                          Robert D. Neudorfer, President
                                          (Principal Financial Officer)



Date:     November 13, 2000        By /s/ Ronald W. Moreschi
       ----------------------             --------------------------------------
                                          Ronald W. Moreschi
                                          Executive Vice President and Treasurer
                                          (Principal Accounting Officer)



13