Form 10QSB
period 2000-12-31
WSB HOLDING CO
filed 2001-02-13
CIK 1040790

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number: 0-22997

                               WSB HOLDING COMPANY
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

    Pennsylvania                                      23-2908963
    -------------------------------------------       --------------------------
    (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                    Identification Number)

    807 Middle Street
    Pittsburgh, Pennsylvania  15212
    -------------------------------------------
    (Address of principal executive offices)

    (412) 231-7297
    -------------------------------------------
    (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

               Yes             X              No
                         ----------                    -----------

As of February 9, 2000 there were 302,684 shares outstanding of the issuer's class of common stock.

Transitional small business disclosure format:   Yes                No      X
                                                      -----------        -------

                               WSB HOLDING COMPANY
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB




                                                                        Page
                                                                      Reference
                                                                      ---------

Part I - Financial Information

    Item 1.     Financial Statements (unaudited)

                Consolidated Balance Sheet as of December 31,
                   2000 and June 30, 2000                                 3

                Consolidated Statement of Income for the three
                   months ended December 31, 2000 and 1999                4

                Consolidated Statement of Income for the six
                   months ended December 31, 2000 and 1999                5

                Consolidated Statement of Changes in Stockholders'
                   Equity for the six months ended December 31, 2000      6

                Consolidated Statement of Cash Flows for the six
                   months ended December 31, 2000 and 1999                7

                Notes to Consolidated Financial Statements                8

    Item 2.     Management's Discussion and Analysis of Financial

                Condition and Results of Operations                    9 - 11

Part II - Other Information                                            12 & 13

Signatures                                                               14

                               WSB HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                                                     December 31,      June 30,
                                                                         2000            2000
                                                                     ------------    ------------
ASSETS
     Cash and due from banks                                         $    371,648    $    301,724
     Interest-bearing deposits in other banks                           1,473,588         915,437
                                                                     ------------    ------------

     Cash and cash equivalents                                          1,845,236       1,217,161

     Investment securities available for sale                           2,382,064       2,209,267
     Investment securities held to maturity (market value of
        $14,169,313 and $13,571,429)                                   14,394,877      14,894,110
     Mortgage-backed securities available for sale                      1,020,138       1,116,035
     Mortgage-backed securities held to maturity (market
        value of $294,180 and $388,392)                                   295,932         323,803
     Loans receivable (net of allowance for loan losses of
        $155,136 and $155,000)                                         18,227,956      18,866,204
     Bank owned life insurance                                          1,244,988       1,214,106
     Accrued interest receivable                                          346,095         351,453
     Premises and equipment                                               879,078         916,305
     Federal Home Loan Bank stock                                         200,000         200,000
     Other assets                                                         128,922          85,904
                                                                     ------------    ------------
          TOTAL ASSETS                                               $ 40,965,286    $ 41,394,348
                                                                     ============    ============

LIABILITIES
     Deposits                                                        $ 35,589,958    $ 34,585,942
     Advances by borrowers for taxes and insurance                        213,399         247,127
     Federal Home Loan Bank borrowings                                          -       1,500,000
     Accrued interest payable and other liabilities                       186,342         128,353
                                                                     ------------    ------------

          TOTAL LIABILITIES                                            35,989,699      36,461,422
                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                   -               -

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10, 1,000,000 shares authorized;
        none issued and outstanding                                             -               -
     Common stock, par value $.10 per share; 4,000,000 shares
        authorized; 330,600 issued                                         33,060          33,060
     Additional paid-in capital                                         2,997,115       2,994,998
     Retained earnings - substantially restricted                       2,561,069       2,504,860
     Accumulated other comprehensive loss                                  (1,173)           (689)
     Unallocated shares held by Employee Stock Ownership
        Plan (ESOP)                                                      (172,698)       (189,538)
     Unallocated shares held by Restricted Stock Plan (RSP)              (130,044)        (98,023)
     Treasury stock (27,916 shares at cost)                              (311,742)       (311,742)
                                                                     ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                                    4,975,587       4,932,926
                                                                     ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 40,965,286    $ 41,394,348
                                                                     ============    ============

See accompanying notes to the consolidated financial statements.

                               WSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME

                                                Three Months Ended December 31,
                                                       2000        1999
                                                     ---------   ---------
INTEREST INCOME
     Loans receivable                                $ 356,619   $ 354,204
     Interest-bearing deposits in other banks           25,039      29,134
     Investment securities
        Taxable                                        312,401     313,657
        Exempt from federal income tax                  11,403      11,403
                                                     ---------   ---------
          Total interest income                        705,462     708,398
                                                     ---------   ---------
INTEREST EXPENSE
     Deposits                                          393,618     358,417
     FHLB borrowings                                    12,423      18,464
                                                     ---------   ---------
          Total interest expense                       406,041     376,881
                                                     ---------   ---------

NET INTEREST INCOME                                    299,421     331,517
     Provision for loan losses                               -           -
                                                     ---------   ---------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                         299,421     331,517
                                                     ---------   ---------
NONINTEREST INCOME
     Service fees on deposit accounts                   10,572      11,041
     Investment securities gains, net                        -      (2,132)
     Other                                              31,183      31,155
                                                     ---------   ---------
        Total noninterest income                        41,755      40,064
                                                     ---------   ---------
NONINTEREST EXPENSE
     Compensation and employee benefits                150,712     155,196
     Occupancy and equipment                            42,705      42,462
     Federal insurance premium                           5,317       8,547
     Other                                             110,614      95,547
                                                     ---------   ---------
        Total noninterest expense                      309,348     301,752
                                                     ---------   ---------

     Income before income taxes                         31,828      69,829
     Income tax expense                                 14,993      23,633
                                                     ---------   ---------
NET INCOME                                           $  16,835   $  46,196
                                                     =========   =========
EARNINGS PER SHARE:

        Basic                                        $    0.14   $    0.17
        Diluted                                      $    0.14   $    0.17


See accompanying notes to the consolidated financial statements.

                               WSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME


                                              Six Months Ended December 31,
                                                    2000         1999
                                                ----------   ----------
INTEREST INCOME
     Loans receivable                           $  723,294   $  706,171
     Interest-bearing deposits in other banks       61,569       75,993
     Investment securities
        Taxable                                    615,631      611,114
        Exempt from federal income tax              22,806       22,806
                                                ----------   ----------
          Total interest income                  1,423,300    1,416,084
                                                ----------   ----------
INTEREST EXPENSE
     Deposits                                      778,604      735,207
     FHLB borrowings                                35,173       32,914
                                                ----------   ----------
          Total interest expense                   813,777      768,121
                                                ----------   ----------

NET INTEREST INCOME                                609,523      647,963

     Provision for loan losses                           -            -
                                                ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                     609,523      647,963
                                                ----------   ----------
NONINTEREST INCOME
     Service fees on deposit accounts               22,000       24,120
     Investment securities gains, net                1,842        4,037
     Other                                          56,876       56,925
                                                ----------   ----------
        Total noninterest income                    80,718       85,082
                                                ----------   ----------
NONINTEREST EXPENSE
     Compensation and employee benefits            303,771      310,815
     Occupancy and equipment                        85,428       86,154
     Federal insurance premium                      10,654       16,857
     Other                                         202,474      187,873
                                                ----------   ----------
        Total noninterest expense                  602,327      601,699
                                                ----------   ----------
     Income before income taxes                     87,914      131,346
     Income tax expense                             31,705       44,449
                                                ----------   ----------
NET INCOME                                      $   56,209   $   86,897
                                                ==========   ==========
EARNINGS PER SHARE:

        Basic                                   $     0.20   $     0.32
        Diluted                                 $     0.20   $     0.32


See accompanying notes to the consolidated financial statements.

                               WSB HOLDING COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         Accumulated    Unallocated Unallocated
                                 Additional                Other          Shares      Shares                   Total        Compre-
                        Common    Paid-in     Retained   Comprehensive   Held by     Held by      Treasury  Stockholders'   hensive
                        Stock     Capital     Earnings   Income (Loss)    ESOP         RSP         Stock       Equity       Income
                        ------   ----------  ----------  -------------  ---------   ---------    ---------- -------------  ---------
Balance, June 30, 2000  $33,060  $2,994,998  $2,504,860  $     (689)    $(189,538)  $ (98,023)   $ (311,742)  $4,932,926
 Net income                                      56,209                                                           56,209    $56,209
 Other comprehensive
 income:
   Unrealized loss on
     available for
     sale securities,
     net of
     reclassification
     adjustment, net
     of tax benefit
     of $249                                                   (484)                                                (484)      (484)
                                                                                                                            -------
Comprehensive income                                                                                                        $55,725
                                                                                                                            =======
ESOP shares released                  2,117                                16,840                                 18,957
RSP shares acquired                                                                   (32,021)                   (32,021)
                        -------  ----------  ----------  ----------     ---------   ---------    ----------   ----------
Balance, December 31,
  2000                  $33,060  $2,997,115  $2,561,069  $   (1,173)    $(172,698)  $(130,044)   $ (311,742)  $4,975,587
                        =======  ==========  ==========  ==========     =========   =========    ==========   ==========

                                                                                        2000
Components of comprehensive loss:
     Change in net unrealized gain on investment securities available for sale      $     732
     Net realized gains included in net income,
      net of taxes $626                                                                (1,216)
                                                                                    ---------
 Total                                                                              $    (484)
                                                                                    =========

See accompanying notes to the consolidated financial statements.

                               WSB HOLDING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 Six Months Ended December 31,
                                                                         2000           1999
                                                                  -----------    -----------
OPERATING ACTIVITIES
     Net income                                                   $    56,209    $    86,897
     Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation                                                 37,227         38,399
          Amortization of premium and discount on investments            (748)           104
          Investment securities gains, net                             (1,842)        (4,037)
          Decrease (increase) in accrued interest receivable            5,358        (53,494)
          Amortization of ESOP and RSP unearned compensation           18,957         34,421
          Other, net                                                  (49,119)       (14,404)
                                                                  -----------    -----------
          Net cash provided by operating activities                    66,042         87,886
                                                                  -----------    -----------

INVESTING ACTIVITIES
     Investments available for sale:
          Purchases                                                  (296,226)      (240,054)
          Proceeds from sales                                         104,607        375,252
          Maturities and repayments                                   117,264        294,260
     Investments held to maturity:
          Purchases                                                         -     (1,101,353)
          Maturities and repayments                                   527,852        188,478
     Net decrease (increase) in loans receivable                      638,248     (2,025,064)
     Purchase of premises and equipment, net                                -         (4,094)
                                                                  -----------    -----------
          Net cash provided by (used for) investing activities      1,091,745     (2,512,575)
                                                                  -----------    -----------

FINANCING ACTIVITIES
     Net increase (decrease) in deposits                            1,004,016       (895,910)
     Net increase (decrease) in advances by borrowers for taxes
        and insurance                                                 (33,728)        36,143
     Net increase (decrease) in short-term FHLB borrowings         (1,500,000)     1,000,000
     Cash dividends paid                                                    -        (24,923)
     Purchase of treasury stock                                             -       (106,950)
                                                                  -----------    -----------
          Net cash provided by (used for) financing activities       (529,712)         8,360
                                                                  -----------    -----------

          Increase (decrease) in cash and cash equivalents            628,075     (2,416,329)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      1,217,161      3,412,184
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $ 1,845,236    $   995,855
                                                                  ===========    ===========

See accompanying notes to the consolidated financial statements.

                               WSB HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other interim period.

NOTE 2 - COMPREHENSIVE INCOME

     Total comprehensive income for the six months ended December 31, 2000 and 1999 was $55,725 and $67,014, respectively. Total comprehensive income for the three months ended December 31, 2000 and 1999 was $35,423 and $95,707, respectively.

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

WSB Holding Company is a savings and loan holding company headquartered in Pittsburgh, Pennsylvania, which provides a broad range of deposits and loan products through its wholly owned subsidiary, Workingmens Bank. References to the Company refer collectively to WSB Holding Company and Workingmens Bank, unless the context indicates otherwise.


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND 1998

Financial Condition

Total consolidated assets and liabilities at December 31, 2000 remained relatively unchanged from June 30, 2000. While total consolidated assets and liabilities did not significantly change, cash and cash equivalents increased $628,000 to $1.8 million, as a result of retaining overnight deposits, due to the unfavorable interest rates for longer term products. In January 2001, the Company invested approximately $3 million in available for sale investment securities yielding an average rate of 6.50 percent. Deposits increased $1.0 million to $35.6 million due to the growth in time deposits, which was attributed to the increase in market rates paid on these products. Offsetting the increase in deposits, the Company paid off the remaining Federal Home Loan Bank borrowings of $1.0 million.

Results of Operations

For the three months ended December 31, 2000, net income decreased $29,000 to $17,000 from $46,000 for the same 1999 period. For the six months ended December 31, 2000, net income decreased $31,000 to $56,000 from $87,000 for the same 1999 period. Due to continued rise in short-term interest rates during July through December 2000, net income for the current three and six-month periods were lower as compared to the same 1999 periods. The significant rise in short-term interest rates for these current periods affected net interest income, causing the Company to reprice customer deposits, primarily time deposits, at much higher costs. The yield on interest-earning assets increased by 12 basis points during the six-month periods while the costs of deposits increased 59 basis points and the cost of borrowing increased by 104 basis points. For the current three and six-month periods, net interest income decreased $32,000 and $46,000, respectively, as compared to the same 1999 periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

Noninterest income and noninterest expense remained relatively unchanged for the current periods as compared to the same 1999 periods.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the savings and loan industry and similar matters. Manage-ment monitors projected liquidity needs and determines the level desirable based in part on the Bank's commitments to make loans and management's assessment of the Bank's ability to generate funds.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based, and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At December 31, 2000, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Bank's total risk-based, Tier I risk-based, and Tier I leverage ratios are 23.7 percent, 22.8 percent, and 10.4 percent, respectively, at December 31, 2000.


RISK ELEMENTS

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

                                                               December 31,      June 30,
                                                                    2000            2000
                                                                    ----            ----
                                                                  (Dollars in thousands)
         Loans on nonaccrual basis                             $        311     $        310
         Loans past due 90 days or more and still accruing               49                -
                                                               ------------     ------------
         Total nonperforming loans                                      360              310
                                                               ------------     ------------
         Nonperforming loans as a percent of total loans               1.95%            1.63%
                                                               ==============   =============
         Nonperforming assets as a percent of total assets              .88%            0.75%
                                                               ==============   =============
         Allowance for loan losses to nonperforming loans             43.18%           50.00%
                                                               ==============   =============

At December 31, 2000 and June 30, 2000, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of December 31, 2000, impaired loans had no material effect on the Company's financial position or results of operations.

During the six month period ended December 31, 2000, loans decreased $638,000 while nonperforming loans increased by $49,000. During the current year period, there was no change in the allowance for loan losses. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

                               WSB HOLDING COMPANY
                           PART II - OTHER INFORMATION


         ITEM 1.        Legal Proceedings

                        None

         ITEM 2.        Changes in Securities

                        None

         ITEM 3.        Defaults upon Senior Securities

                        None

         ITEM 4.        Submission of Matters to a Vote of Security Holders
                        The annual meeting of the stockholders of the Company was held on October 16, 2000, and the following matters were voted upon.

                        Proposal I.     Election of Directors:

                        The following directors were elected with terms to expire October 2004:

                                                  For         Withhold Authority
                        Robert D. Neudorfer      244,917             1,850
                        Ronald W. Moreschi       245,917               850

                        Proposal II. S.R. Snodgrass was elected as the Company's Independent Auditors for the year ending June 30, 2001 by the following vote:

                        For             244,417
                        Against           1,850
                        Abstain             500

         ITEM 5.        Other Information

                        None

                               WSB HOLDING COMPANY
                     PART II - OTHER INFORMATION (Continued)


         ITEM 6.        Exhibits and Reports on Form 8-K

(a) The following exhibits are included in this Report or incorporated herein by reference:

     3(i)   Restated Articles of Incorporation of WSB Holding Company*
     3(ii)  Bylaws of WSB Holding Company**
     4      Specimen Stock Certificate of WSB Holding Company **
     10     Employment Agreement with Robert Neudorfer***
     10.1   WSB Holding Company 1999 Stock Option Plan****
     10.2   Workingmens Bank Restricted Stock Plan and Trust Agreement****
     99     Independents Accountants' Review Report

-------------------
*    Incorporated  by  reference  to the  registration  statement  on  Form  8-A
     (0-22997).
** Incorporated by reference to the registration statement on Form SB-2 (333-29389).
***  Incorporated  by  reference  to the  Form  10-QSB  for  December  31,  1998
     (0-22997).
**** Incorporated by reference to the Definitive  Proxy Statement filed February
     6, 1999 (0-22997).

(b) No reports on Form 8-K were filed during the quarter covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WSB Holding Company


Date:    February 13, 2001                  By /s/Robert D. Neudorfer
                                                  ------------------------------
                                                  Robert D. Neudorfer, President
                                                  (Principal Financial Officer)


Date:    February 13, 2001                  By /s/Ronald W. Moreschi
                                                  ------------------------------
                                                  Ronald W. Moreschi
                                                  Vice President and Treasurer
                                                  (Principal Accounting Officer)



14