Form 10QSB
period 2001-03-31
WSB HOLDING CO
filed 2001-05-14
CIK 1040790

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2001

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from      to
                                                   ----    ----

                         Commission File Number: 0-22997

                               WSB HOLDING COMPANY
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

Pennsylvania                                              23-2908963
----------------------------------------                  ----------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification Number)

807 Middle Street
Pittsburgh, Pennsylvania  15212
----------------------------------------
(Address of principal executive offices)

(412) 231-7297
----------------------------------------
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                      Yes    X              No
                           ------              ---------

As of May 9, 2001 there were 302,684 shares outstanding of the issuer's class of common stock.

Transitional small business disclosure format:   Yes              No     X
                                                      --------        ---------

                               WSB HOLDING COMPANY
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB




                                                                         Page
                                                                       Reference
                                                                       ---------

Part I - Financial Information

    Item 1.     Financial Statements (unaudited)

                Consolidated Balance Sheet as of March 31,
                   2001 and June 30, 2000                                  3

                Consolidated Statement of Income for the three
                   months ended March 31, 2001 and 2000                    4

                Consolidated Statement of Income for the nine
                   months ended March 31, 2001 and 2000                    5

                Consolidated Statement of Changes in Stockholders'
                   Equity for the nine months ended March 31, 2001         6

                Consolidated Statement of Cash Flows for the nine
                   months ended March 31, 2001 and 2000                    7

                Notes to Consolidated Financial Statements                 8

    Item 2.     Management's Discussion and Analysis of Financial

                Condition and Results of Operations                     9 - 11

Part II - Other Information                                             12 & 13

Signatures                                                                14

                               WSB HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                                                      March 31,        June 30,
                                                                         2001            2000
                                                                     ------------    ------------
ASSETS
     Cash and due from banks                                         $    321,132    $    301,724
     Interest-bearing deposits in other banks                           3,187,753         915,437
                                                                     ------------    ------------
     Cash and cash equivalents                                          3,508,885       1,217,161

     Investment securities available for sale                           6,639,761       2,209,267
     Investment securities held to maturity (market value of
        $10,853,403 and $13,571,429)                                   10,869,708      14,894,110
     Mortgage-backed securities available for sale                        967,770       1,116,035
     Mortgage-backed securities held to maturity (market
        value of $283,129 and $388,392)                                   281,498         323,803
     Loans receivable (net of allowance for loan losses of
        $155,136 and $155,000)                                         17,941,211      18,866,204
     Bank owned life insurance                                          1,260,429       1,214,106
     Accrued interest receivable                                          296,127         351,453
     Premises and equipment                                               861,098         916,305
     Federal Home Loan Bank stock                                         200,000         200,000
     Other assets                                                         382,948          85,904
                                                                     ------------    ------------
          TOTAL ASSETS                                               $ 43,209,435    $ 41,394,348
                                                                     ============    ============
LIABILITIES
     Deposits                                                        $ 37,985,321    $ 34,585,942
     Advances by borrowers for taxes and insurance                         42,634         247,127
     Federal Home Loan Bank borrowings                                          -       1,500,000
     Accrued interest payable and other liabilities                       172,277         128,353
                                                                     ------------    ------------
          TOTAL LIABILITIES                                            38,200,232      36,461,422
                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                   -               -

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10, 1,000,000 shares authorized;
        none issued and outstanding                                             -               -
     Common stock, par value $.10 per share; 4,000,000 shares
        authorized; 330,600 issued                                         33,060          33,060
     Additional paid-in capital                                         2,998,716       2,994,998
     Retained earnings - substantially restricted                       2,601,442       2,504,860
     Accumulated other comprehensive loss                                 (23,119)           (689)
     Unallocated shares held by Employee Stock Ownership
        Plan (ESOP)                                                      (166,085)       (189,538)
     Unallocated shares held by Restricted Stock Plan (RSP)              (123,069)        (98,023)
     Treasury stock (27,916 shares at cost)                              (311,742)       (311,742)
                                                                     ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                                    5,009,203       4,932,926
                                                                     ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 43,209,435    $ 41,394,348
                                                                     ============    ============

See accompanying notes to the consolidated financial statements.

                               WSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME

                                            Three Months Ended March 31,
                                                  2001       2000
                                                --------   --------

INTEREST INCOME
     Loans receivable                           $353,660   $373,712
     Interest-bearing deposits in other banks     28,966     18,213
     Investment securities
        Taxable                                  319,250    283,533
        Exempt from federal income tax            11,403     11,403
                                                --------   --------
          Total interest income                  713,279    686,861
                                                --------   --------

INTEREST EXPENSE
     Deposits                                    416,488    356,001
     FHLB borrowings                                --       37,349
                                                --------   --------
          Total interest expense                 416,488    393,350
                                                --------   --------

NET INTEREST INCOME                              296,791    293,511

     Provision for loan losses                         -          -
                                                --------   --------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                   296,791    293,511
                                                --------   --------

NONINTEREST INCOME
     Service fees on deposit accounts             10,698     10,851
     Investment securities gains, net              5,819          -
     Other                                        28,618     27,008
                                                --------   --------
        Total noninterest income                  45,135     37,859
                                                --------   --------

NONINTEREST EXPENSE
     Compensation and employee benefits          125,452    150,631
     Occupancy and equipment                      40,761     41,120
     Federal insurance premium                     5,763      5,306
     Other                                       112,926     91,984
                                                --------   --------
        Total noninterest expense                284,902    289,041
                                                --------   --------

     Income before income taxes                   57,024     42,329
     Income tax expense                           16,651     13,589
                                                --------   --------

NET INCOME                                      $ 40,373   $ 28,740
                                                ========   ========
EARNINGS PER SHARE:

        Basic                                   $   0.15   $   0.11
        Diluted                                 $   0.15   $   0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:

        Basic                                    277,423    272,565
        Diluted                                  277,423    272,565


See accompanying notes to the consolidated financial statements.

                               WSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME

                                              Nine Months Ended March 31,
                                                   2001         2000
                                                ----------   ----------

INTEREST INCOME
     Loans receivable                           $1,076,954   $1,079,883
     Interest-bearing deposits in other banks       90,535       71,799
     Investment securities
        Taxable                                    934,881      894,647
        Exempt from federal income tax              34,209       34,209
                                                ----------   ----------
          Total interest income                  2,136,579    2,080,538
                                                ----------   ----------

INTEREST EXPENSE
     Deposits                                    1,195,092    1,091,208
     FHLB borrowings                                35,173       70,263
                                                ----------   ----------
          Total interest expense                 1,230,265    1,161,471
                                                ----------   ----------

NET INTEREST INCOME                                906,314      919,067

     Provision for loan losses                           -            -
                                                ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                     906,314      919,067
                                                ----------   ----------

NONINTEREST INCOME
     Service fees on deposit accounts               32,698       34,543
     Investment securities gains, net                7,661        4,037
     Other                                          85,494       84,361
                                                ----------   ----------
        Total noninterest income                   125,853      122,941
                                                ----------   ----------

NONINTEREST EXPENSE
     Compensation and employee benefits            429,223      439,039
     Occupancy and equipment                       126,189      127,274
     Federal insurance premium                      16,417       22,163
     Other                                         315,400      279,857
                                                ----------   ----------
        Total noninterest expense                  887,229      868,333
                                                ----------   ----------

     Income before income taxes                    144,938      173,675
     Income tax expense                             48,356       58,038
                                                ----------   ----------

NET INCOME                                      $   96,582   $  115,637
                                                ==========   ==========
EARNINGS PER SHARE:

        Basic                                   $     0.35   $     0.43
        Diluted                                 $     0.35   $     0.43

WEIGHTED AVERAGE SHARES OUTSTANDING:

        Basic                                      276,783      271,865
        Diluted                                    276,783      271,865


See accompanying notes to the consolidated financial statements.

                               WSB HOLDING COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           Accumulated   Unallocated   Unallocated                 Total
                                   Additional                 Other        Shares        Shares                    Stock-   Compre-
                         Common     Paid-in     Retained   Comprehensive   Held by       Held by     Treasury     holders'  hensive
                         Stock      Capital     Earnings      (Loss)       ESOP           RSP          Stock       Equity   Income
                         -----      -------     --------      ------       ----           ---          -----       ------   ------

Balance, June 30, 2000   $33,060   $2,994,998  $2,504,860   $   (689)   $(189,538)      $(98,023)   $(311,742)  $4,932,926
Net income                                         96,582                                                           96,582  $96,582
Other
comprehensive
income:
  Unrealized loss on
    available for sale
    securities, net of
    reclassification
    adjustment,
    net of tax benefit
    of $11,555                                               (22,430)                                              (22,430) (22,430)
                                                                                                                            -------
Comprehensive income                                                                                                        $74,152
                                                                                                                            =======
 ESOP shares released                   3,718                             23,453                                    27,171
 RSP shares activity                                                                     (25,046)                  (25,046)
                         -------   ----------  ----------   --------   ---------       ---------    ---------   ----------
Balance, March 31, 2001  $33,060   $2,998,716  $2,601,442   $(23,119)  $(166,085)      $(123,069)   $(311,742)  $5,009,203
                         =======   ==========  ==========   ========   =========       =========    =========   ==========


                                                                          2001
 Components of comprehensive loss:
     Change in net unrealized loss on investment securities
       available for sale                                              $ (17,374)
     Net realized gains included in net income,
      net of taxes $2,605                                                 (5,056)
                                                                       ---------

 Total                                                                 $ (22,430)
                                                                       =========

See accompanying notes to the consolidated financial statements.

                               WSB HOLDING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 Nine Months Ended March 31,
                                                                     2001           2000
                                                                 -----------    -----------
OPERATING ACTIVITIES
     Net income                                                  $    96,582    $   115,637
     Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation                                                55,207         57,600
          Amortization of premium and discount on investments        (28,193)           539
          Investment securities gains, net                            (7,661)        (4,037)
          Decrease (increase) in accrued interest receivable          55,326        (48,983)
          Amortization of ESOP and RSP unearned compensation          27,171         51,722
          Deferred income taxes                                      (11,811)         5,538
          Other, net                                                 (65,123)         1,022
                                                                 -----------    -----------
          Net cash provided by operating activities                  121,498        179,038
                                                                 -----------    -----------

INVESTING ACTIVITIES Investments available for sale:
          Purchases                                               (5,056,857)      (302,157)
          Proceeds from sales                                        186,434        375,252
          Maturities and repayments                                  353,465        326,581
     Investments held to maturity:
          Purchases                                                        -     (1,101,353)
          Maturities and repayments                                4,067,305        241,110
     Net decrease (increase) in loans receivable                     924,993     (2,283,598)
     Purchase of Federal Home Loan Bank Stock                                       (46,700)
     Purchase of premises and equipment, net                               -         (4,652)
                                                                 -----------    -----------
          Net cash provided by (used for) investing activities       475,340     (2,795,517)
                                                                 -----------    -----------

FINANCING ACTIVITIES
     Net increase (decrease) in deposits                           3,399,379       (774,644)
     Net decrease in advances by borrowers for taxes
        and insurance                                               (204,493)       (93,107)
     Net increase (decrease) in short-term FHLB borrowings        (1,500,000)     2,000,000
     Cash dividends paid                                                   -        (24,923)
     Purchase of treasury stock                                            -       (106,950)
                                                                 -----------    -----------
          Net cash provided by financing activities                1,694,886      1,000,376
                                                                 -----------    -----------

          Increase (decrease) in cash and cash equivalents         2,291,724     (1,616,103)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     1,217,161      3,412,184
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 3,508,885    $ 1,796,081
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

NOTE 2 - COMPREHENSIVE INCOME

     Total comprehensive income for the nine months ended March 31, 2001 and 2000 was $74,152 and $135,628, respectively. Total comprehensive income for the three months ended March 31, 2001 and 2000 was $18,427 and $68,614, respectively.

NOTE 3 - RECLASSIFICAITON OF COMPARATIVE AMOUNTS

     Certain comparative amounts for the prior periods have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or stockholders' equity.

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


Financial Condition

Total consolidated assets at March 31, 2001 increased $1.8 million to $43.2 million or 4.4% from June 30, 2000. Increases in total consolidated assets at March 31, 2001 were primarily due to increases in cash and cash equivalents and investment securities available for sale, which were offset by declines in investment securities held to maturity and loans receivable, net. Cash and cash equivalents increased $2.3 million to $3.5 million as a result of retaining overnight deposits due to the unfavorable interest rates for longer-term products. Investment securities available for sale increased $4.4 million to $6.6 million. Such increases represented $5.1 million in purchases offset by sales, maturities, and repayments of $539,000. Investment securities held to maturity declined $4.0 million to $10.9 million due to maturities and repayments. Loans receivable decreased $925,000 to $17.9 million due to current loan payoffs and a decline in new loan applications. Total consolidated liabilities at March 31, 2001 increased $1.8 million to $38.3 million or 5.0% from June 30, 2000. Deposits increased $3.4 million to $38.0 million due to the growth in time deposits, which was attributed to the increase in market rates paid on these products. Offsetting the increase in deposits, the Company paid off the remaining Federal Home Loan Bank borrowings of $1.5 million.

Results of Operations

For the three months ended March 31, 2001, net income increased $12,000 to $40,000 from $29,000 for the same 2000 period. The primary component of this increase was the result management's decision to sell investment securities available for sale yielding realized gains of $6,000 for the 2001 period. There were no similar sales in the 2000 period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

For the nine months ended March 31, 2001, net income decreased $19,000 to $97,000 from $116,000 for the same 2000 period. Due to continued rise in short-term interest rates during July through December 2000, net income for the current nine-month period was lower as compared to the same 2000 period. The significant rise in short-term interest rates for this period affected net interest income, causing the Company to reprice customer deposits, primarily time deposits, at much higher costs. The yield on interest-earning assets increased by 21 basis points during the nine-month period while the costs of deposits increased 35 basis points and the cost of borrowing increased by 66 basis points. For the current nine-month period, net interest income declined $13,000 as compared to the same 2000 period.


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

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based, and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2001, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratio requirements. The Bank's total risk-based, Tier I risk-based, and Tier I leverage ratios are 19.7 percent, 19.0 percent, and 9.9 percent, respectively, at March 31, 2001.

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
                                                          March 31,    June 30,
                                                            2001         2000
                                                          --------     -------
                                                         (Dollars in thousands)

    Loans on nonaccrual basis                             $    310     $   310
    Loans past due 90 days or more and still accruing           49           -
                                                          --------     -------
    Total nonperforming loans                                  359         310
                                                          --------     -------
    Nonperforming loans as a percent of total loans           1.98%       1.63%
                                                          ========     =======
    Nonperforming assets as a percent of total assets          .83%       0.75%
                                                          ========     =======
    Allowance for loan losses to nonperforming loans         43.21%      50.00%
                                                          ========     =======


At March 31, 2001 and June 30, 2000, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of March 31, 2001, impaired loans had no material effect on the Company's financial position or results of operations.

During the nine month period ended March 31, 2001, loans decreased $925,000 while nonperforming loans increased by $49,000. During the current year period, there was no change in the allowance for loan losses. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

                        None

                               WSB HOLDING COMPANY
                     PART II - OTHER INFORMATION (Continued)


ITEM 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included in this Report or incorporated herein by reference:

     3(i)   Restated Articles of Incorporation of WSB Holding Company*
     3(ii)  Bylaws of WSB Holding Company**
     4      Specimen Stock Certificate of WSB Holding Company **
     10     Employment Agreement between the Bank and with Robert D. Neudorfer**
     10.1   WSB Holding Company 1998 Stock Option Plan***
     10.2   Workingmens Bank Restricted Stock Plan and Trust Agreement***
     10.3   Form of Supplemental Benefit Agreement****
     10.4   Form of Split Dollar Agreement****
     99     Independents Accountants' Review Report

(b) On March 5, 2001, the registrant filed a Form 8-K (Item 5) to disclose the correction of earnings per share in the December 31, 2000 Form 10-QSB.

-------------------
* Incorporated by reference to the Form 8-A (0-22997) declared effective by the SEC on August 21, 1997.
** Incorporated by reference to the registration statement on Form SB-2 (333-29389) declared effective by the SEC on July 15, 1997.
*** Incorporated by reference to the Proxy Statement for the Special Meeting of Stockholders on March 16, 1998 and filed with the SEC on February 4, 1998.
**** Incorporated by reference to the June 30, 1999 Form 10-KSB filed with the SEC on September 22, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WSB Holding Company


Date:    May 14, 2001    By /s/    Robert D. Neudorfer, President
         ------------              ---------------------------------------------
                                   Robert D. Neudorfer, President
                                   (Principal Executive Officer)


Date:    May 14, 2001    By /s/    Ronald W. Moreschi
         ------------              ---------------------------------------------
                                   Ronald W. Moreschi
                                   Executive Vice President and Treasurer
                                   (Principal Accounting Officer)