Form 10KSB
period 2001-06-30
WSB HOLDING CO
filed 2001-09-28
CIK 1040790

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended   June 30, 2001
                                 -------------

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to
     __________________.

Commission File No. 0-22997

                               WSB Holding Company
               --------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Pennsylvania                                                     23-2908963
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

807 Middle Street, Pittsburgh, Pennsylvania                       15212
-------------------------------------------                     ---------
(Address of Principal Executive Offices)                        (Zip Code)

Issuer's Telephone Number, Including Area Code:                (412) 231-7297
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

         State issuer's revenues for its most recent fiscal year.   $3,003,573

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on September 10, 2001, was approximately $4.96 million.

         As of September 10, 2001, there were issued and outstanding 302,684 shares of the registrant's Common Stock.

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

         On August 30, 2001, the shareholders ratified a definitive Agreement and Plan of Reorganization (the Agreement), dated May 16, 2001, which provides for the affiliation of the Company with ESB Financial Corporation (ESB) headquartered in Ellwood City, Pennsylvania. The Agreement provides that the affiliation will be effected by means of a merger of the Company and ESB. In the merger, which is slated to complete by month end October 2001, each stockholder of the Company shall receive either the equal to the quotient determined by dividing $17.10 by the average share price of ESB common stock or $17.10 in cash in exchange for each share of the Company's stock, subject to certain terms, conditions, and limitations set forth in the Agreement, as well as regulatory approvals.

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

                                                                   June 30,
                                                   ---------------------------------------
                                                         2001                  2000
                                                   ----------------------------------------
                                                   Amount     Percent    Amount     Percent
                                                   ------     -------    ------     -------
                                                           (Dollars in Thousands)
Type of Loans:
--------------
Real Estate Loans:
  One- to four-family ...........................  $11,437     62.28%    $11,620     61.09%
  Multi-family ..................................    2,058     11.21       3,252     17.10
  Home equity and second mortgage loans..........    2,888     15.73       1,762      9.26
  Commercial.....................................      999      5.44       1,212      6.37
                                                   -------     -----     -------     -----
Total real estate loans..........................   17,382     94.66      17,846     93.82
                                                   -------     -----     -------     -----
Consumer Loans:
  Share loans....................................      390      2.13         378      1.98
  Other loans....................................      590      3.21         798      4.20
                                                   -------     -----     -------     -----
Total consumer loans.............................      980      5.34       1,176      6.18
                                                   -------     -----     -------     -----
     Total loans.................................   18,362     100.0%     19,022     100.0%
                                                               =====                 =====
Less:
  Allowance for loan losses......................      155                   155
                                                   -------               -------
     Total loans, net............................  $18,207               $18,867
                                                   =======               =======

Loan Maturity Tables

         The following table sets forth the estimated maturity of the Registrant's loan portfolio at June 30, 2001. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                                                            Due after
                                                            Due within      1 through      Due after
                                                              1 year         5 years        5 years       Total
                                                              ------         -------        -------       -----
                                                                               (In Thousands)
One- to four-family residential real estate mortgages..        $ 56          $   64         $11,317      $11,437
Multi-family real estate...............................          13              88           2,787        2,888
Commercial real estate.................................           4             299             696          999
Home equity and second mortgage loans..................         441             720             897        2,058
Consumer loans.........................................         135             456             389          980
                                                               ----          ------         -------      -------
Total..................................................        $649          $1,627         $16,086      $18,362
                                                               ====          ======         =======      =======


         The following table sets forth as of June 30, 2001, the dollar amount of all loans due after June 30, 2002, which have fixed interest rates and floating or adjustable interests rates.

                                                               Floating or
                                               Fixed Rates   Adjustable Rates    Total
                                               -----------   ----------------    -----
                                                              (In Thousands)
One- to four-family real estate mortgages...      $11,381           $ --        $11,381
Multi-family................................        2,875             --          2,875
Commercial..................................          995             --            995
Home equity and second mortgages............        1,617             --          1,617
Consumer....................................          845             --            845
                                                  -------           ----         ------
    Total...................................      $17,713             --        $17,713
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

         Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the date of issuance. At June 30, 2001, commitments to fund originations of one-to four-family and multi-family mortgage loans totaled $88,500. The Registrant believes that virtually all of their commitments will be funded.

         Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Registrant has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was approximately $28,136 for the year ended June 30, 2001.

                                                                               At June 30,
                                                                           -------------------
                                                                           2001           2000
                                                                           ----           ----
                                                                         (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
  One- to four-family residential real estate.........................     $  --          $  --
  Commercial real estate..............................................       310            310
  Home equity and second mortgages....................................        --             --
Consumer..............................................................        --             --
                                                                           -----          -----
Total non-accrual loans...............................................       310            310
                                                                           =====          =====
Accruing loans which are contractually past due 90 days or more:
Real estate loans:
   One-to four-family residential real estate.........................        --             --
   Commercial real estate.............................................        --             --
   Home equity and second mortgages...................................        --             --
Consumer..............................................................        --             --
                                                                           -----          -----
Total accrual loans...................................................     $  --          $  --
                                                                           =====          =====
Total non-performing loans............................................     $ 310          $ 310
                                                                           =====          =====
Real estate owned.....................................................     $  --          $  --
                                                                           =====          =====
Total non-performing assets...........................................     $ 310          $ 310
                                                                           =====          =====
Total non-performing loans to total loans.............................      1.69%          1.63%
                                                                           =====          =====
Total non-performing loans to total assets............................      0.71%          0.75%
                                                                           =====          =====
Total non-performing assets to total assets...........................      0.71%          0.75%
                                                                           =====          =====

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

         The following table sets forth the Registrant's classified assets in accordance with its classification system:

                                                At June 30, 2001
                                                ----------------
                                                 (In Thousands)

          Special Mention                             $  --
          Substandard                                   310
          Doubtful                                       --
          Loss                                           --
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

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                               June 30,
                                                          -----------------
                                                          2001         2000
                                                          ----         ----
                                                        (Dollars in Thousands)
Total loans outstanding .............................   $ 18,362     $ 19,022
                                                        ========     ========
Average loans outstanding ...........................   $ 18,066     $ 18,532
                                                        ========     ========
Allowance balances at beginning of period ...........   $    155     $    165
Provision:
  Real estate .......................................         --           --
  Commercial ........................................         --           --
  Home equity and second mortgages ..................         --           --
  Consumer ..........................................         --           --
Charge-offs:
  Real estate .......................................         --           --
  Commercial ........................................         --           --
  Consumer ..........................................         (1)         (10)
Recoveries:
   Real estate ......................................         --           --
   Commercial .......................................         --           --
   Home equity and second mortgages .................         --           --
   Consumer .........................................         --           --
                                                        --------     --------
Allowance balance at end of period ..................   $    154     $    155
                                                        ========     ========

Allowance for loan losses as a percent of total loans
  outstanding .......................................       0.84%        1.00%
                                                        ========     ========
Net loans charged off as a percent of average loans
  outstanding .......................................       0.01%        0.05%
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

                                                                           At June 30,
                                                 ---------------------------------------------------------------
                                                            2001                               2000
                                                 ----------------------------       ----------------------------
                                                                 Percent of                         Percent of
                                                               Loans in Each                      Loans in Each
                                                                Category to                        Category to
                                                  Amount        Total Loans         Amount         Total Loans
                                                  ------        -----------         ------         -----------
                                                                (Dollars in Thousands)
  One- to four-family..................            $ 86              62.29%          $ 87               61.09%
  Multi-family.........................              29              15.73             33               17.10
  Home equity and second
      mortgage loans...................              21              11.21             18                9.26
 Commercial............................              10               5.44             12                6.37
 Consumer..............................               8               5.33              5                6.18
                                                   ----             ------           ----              ------
    Total..............................            $154             100.00%          $155              100.00%
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

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of June 30, 2001, Registrant had securities (including mortgage-backed securities) classified as "held to maturity" and "available for sale" in the amount of $7,924,000 and $6,787,000, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At June 30, 1999, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

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

         At June 30, 2001, the Registrant's securities portfolio did not contain securities of any issuer, other than those issued by U.S. government or its agencies, with an aggregate book value in excess of 10% of the Registrant's equity.

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's securities at the dates indicated.

                                                        At June 30,
                                                     ----------------
                                                     2001        2000
                                                     ----        ----
                                                    (In Thousands)
Securities held to maturity:
 U.S. Government and agency securities ..........   $ 7,373     $14,794
 CMOs ...........................................       325         324
 Corporate debt securities ......................       226         100
                                                    -------     -------
Total securities held to maturity ...............     7,924      15,218
                                                    -------     -------

Securities available for sale:
FHLMC ...........................................        38          44
GNMA ............................................       645         872
FNMA ............................................       195         192
CMOs ............................................        --           9
Municipal bonds .................................       922         863
Corporate debt securities .......................     3,873         292
Equity securities - mutual funds ................       865         960
FHLMC common stock ..............................        --          41
FNMA common stock ...............................       250          52
                                                    -------     -------
Total securities available for sale .............     6,788       3,325
                                                    -------     -------

Total investment and mortgage-backed securities..   $14,712     $18,543
                                                    =======     =======

         The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for our investment securities portfolio at June 30, 2001 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                     As of June 30, 2001
                     -------------------------------------------------------------------------------------------------------------
                                             More than         More than         More than        Total Investment Securities and
                     One Year or Less    One to Five Years  Five to Ten Years    Ten Years           Mortgage-Backed Securities
                     -----------------  ------------------  ----------------- ----------------   ---------------------------------
                     Carrying  Average  Carrying   Average  Carrying Average  Carrying Average   Carrying      Average      Market
                      Value     Yield    Value      Yield    Value    Yield    Value    Yield     Value         Yield       Value
                     -------   -------  -------    -------  -------  -------  -------  -------   -------       -------     -------
                                                                (Dollars in Thousands)
U.S. Government
    and agency
    securities...... $    --       --%   $800      6.39%   $1,748    6.44%    $4,825    6.78%      $7,373         6.66%    $ 7,290
Municipal bonds.....      --       --      --        --        --      --        922    4.78          922         4.78         922
Corporate debt
  securities........   2,845     4.38   1,253      6.33        --      --        100    7.50        4,198         5.04       4,196
FNMA common
  stock.............     250       --      --        --        --      --         --      --          250           --         250
Mortgage-backed
  securities........      --       --      --        --        --      --      1,104    7.23        1,104         7.23       1,106
                     -------            ------             ------             ------              -------                  -------

  Total............. $ 3,095     4.03%  $2,053     6.35%   $1,748    6.44%    $6,951    6.60%     $13,847         5.97%    $13,764
                     =======            ======             ======             ======              =======                  =======


(1) Equity securities in the amount of $865 are not included in the above table. Such equity securities are comprised of mutual funds which have no stated maturity or stated interest rate.

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At June 30, 2001, the Registrant had no brokered accounts.

         Time Deposits. The following table indicates the amount of the Registrant's time deposits of $100,000 or more by time remaining until maturity as of June 30, 2001.


                      Maturity Period               Time Deposits
                      ---------------               -------------
                                                   (In Thousands)

Within three months...............................      $  404
More than three through six months................         303
Six through twelve months.........................         400
Over twelve months................................       1,265
                                                        ------
         Total....................................      $2,372
                                                        ======

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

                                                                 During the Year Ended
                                                                        June 30,
                                                                 ---------------------
                                                                    2001       2000
                                                                    ----       ----
                                                                     (In thousands)
Maximum amount of short-term borrowings outstanding at any month end:
  Advances from FHLB..........................................      $1,500    $3,000
Approximate average short-term borrowings outstanding with
respect to:
  Advances from FHLB..........................................      $  525    $1,497
  Approximate weighted average rate paid on:
  Advances from FHLB..........................................        6.76%     6.10%


Employees

         At June 30, 2001, the Registrant had 11 full-time employees and one part-time employee. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

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

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the BIF to a maximum of $100,000 for each insured member (as defined by law and regulation). The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the BIF. The FDIC also maintains another insurance fund, the Savings Institution

Insurance Fund ("SAIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for BIF-member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

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

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At June 30, 2001, the Registrant's lending limit for loans to one borrower was approximately $665,000 and had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At June 30, 2001, the Bank was in compliance with its QTL requirement.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 2001, the Bank was in compliance with these Federal Reserve Board requirements.

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
------------------------------------------------------------------

Stock Market Information

         The Company's common stock has been traded on the OTC Bulletin Board under the trading symbol of "WSBH" since it commenced trading in August 1997. The following table reflects high and low bid quotations as published by Bloomberg, L.P. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.


                                                                     Dividends
               Date                      High ($)    Low ($)        Declared($)
               ----                      --------    -------        -----------
July 1, 1998 to September 30, 1998         14.88      13.50              --
October 1, 1998 to December 31, 1998       14.00       9.88             .04
January 1, 1999 to March 31, 1999          12.75      10.00              --
April 1, 1999 to June 30, 2000             11.25       9.00              --
July 1, 1999 to September 30, 1999         10.75      10.00             .08
October 1, 1999 to December 31, 1999       10.50      10.00              --
January 1, 2000 to March 31, 2000          15.00      10.00              --
April 1, 2000 to June 30, 2000             11.25      10.13              --
July 1, 2000 to September 30, 2000         13.00      10.13              --
October 1, 2000 to December 31, 2000       12.31      11.13              --
January 1, 2001 to March 31, 2001          12.13      11.13              --
April 1, 2001 to June 30, 2001             16.30      11.25              --

         The number of shareholders of record of common stock as of the record date of September 10, 2001, was approximately 240. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. At September 1, 2001, there were 302,684 shares outstanding. The Company's ability to pay dividends to stockholders is dependent upon the dividends it receives from the Bank. The Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank's regulatory capital to be reduced below (1) the amount required for the liquidation account established in connection with the Conversion, or (2) the regulatory capital requirements imposed by the OTS.


Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Corporate Profile

         WSB Holding Company (the "Company") is a Pennsylvania corporation organized in June 1997 at the direction of Workingmens Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On August 27, 1997, Workingmens Savings Bank, FSB completed the Conversion, changed its name to Workingmens Bank and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion.

         Workingmens Bank began operations in 1881 under the name "Workingmens Premium and Loan Association of Allegheny County," and is a federally chartered stock savings bank headquartered in Pittsburgh, Pennsylvania. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision and its deposits are federally insured by the Savings Association Insurance Fund. The Bank is a member of and owns capital stock in the Federal Home Loan Bank ("FHLB") of Pittsburgh, which is one of the 12 regional banks in the FHLB System. The Bank operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by single-family residential real estate.

Selected Financial Ratios and Other Data

                                                                 For the Years Ended
                                                                        June 30,
                                                                 -------------------
                                                                   2001       2000
                                                                   ----       ----
Return on average assets
  (net income divided by average total assets) ...........          .29%       .58%

Return on average equity
  (net income divided by average equity) .................         2.40%      5.05%

Average equity to average assets ratio
  (average equity divided by average total assets) .......        11.85%     11.52%

Equity to assets at period end ...........................        11.60%     11.92%

Dividend payout ratio
  (dividends declared per share divided by net income
   per share) ............................................           --       9.09%

Net interest rate spread .................................         2.19%      2.55%

Net yield on average interest-earnings assets ............         2.98%      3.12%

Non-performing loans to total assets .....................          .71%       .75%

Non-performing loans to total loans ......................         1.69%      1.63%

Allowance for loan losses to non-performing assets .......        49.89%     50.00%

Book value per share .....................................     $  16.79    $  16.30


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, and general economic conditions. We undertake no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         References in this discussion to "we," "us," and "our," refer collectively to WSB Holding Company and Workingmens Savings Bank.

Overview

         Our results of operations are primarily dependent on our net interest income, which is the difference between the interest earned on our assets, primarily loans and investments, and the interest expense on our liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also significantly influenced by the level of noninterest expenses, such as compensation and employee benefits, noninterest income, such as service charges on deposit-related services, and our provision for loan losses.

Asset and Liability Management

         Our objective in our asset and liability management program is to manage liquidity and interest rate risk in order to maximize net income and return on equity in a changing interest rate environment. The ability to maximize net interest income is largely dependent upon achieving a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. We are subject to interest rate risk as a result of the difference in the maturity of interest-bearing liabilities (including deposits) and interest-earning assets (including loans) and the volatility of interest rates. Because most deposit accounts, given their shorter terms to maturity, react more quickly to market interest rate movements than do traditional mortgage loans, increases in interest rates may have an adverse effect on our earnings.

         We attempt to manage the interest rate we pay on deposits while maintaining a stable deposit base and providing quality services to our customers. We have continued to rely primarily upon deposits as our source of funds. To the extent we are unable to invest these funds in loans originated in our market area, we will continue to purchase (i) mortgage-backed securities and
(ii) high quality investment securities.

Net Portfolio Value

         We measure our interest rate risk by computing amounts by which the net present value of our cash flow from assets, liabilities, and off-balance sheet items ("NPV") would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on our NPV from instantaneous and permanent one percent to three percent (100 to 300 basis points) increases and decreases in market interest rates. Based upon the Office of Thrift Supervision ("OTS") assumptions, the following table presents our NPV at June 30, 2001.

                                     Changes in Net Portfolio Value
                                  --------------------------------------
     Changes in Market                                       Changes in
      Interest Rates              NPV Ratio(1)              NPV Ratio(2)
      --------------              ------------              ------------

         +300bp                     4.14%                        -598bp

         +200bp                     6.22%                        -390bp

         +100bp                     8.23%                        -188bp

            0bp                    10.11%                           0bp

         -100bp                    11.40%                         129bp

         -200bp                    11.70%                         159bp

         -300bp                    11.43%                         131bp

--------------

(1)  Calculated as the estimated NPV divided by present value of total assets.

(2) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

         Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Financial Condition

         Total consolidated assets remained relatively unchanged at $43.8 million and $41.4 million at June 30, 2001 and 2000. Net loans decreased by $659,000 and investments and mortgage-backed securities decreased by $3.8 million which was offset by a $5.8 million increase in cash and cash equivalents. The increase in cash and cash equivalents was the result of investment maturities and calls.

         Deposits increased $3.9 million, or 11.2%, to $38.5 million at June 30, 2001. Savings accounts and noninterest-bearing checking accounts remained relatively unchanged at $13.5 million while certificate of deposit accounts increased by $3.8 million. We operate in a highly competitive market with other larger financial institutions as well as brokerage firms, mutual funds, and insurance companies. We will continue to offer customers competitive deposit products with lower service charge costs than many of our competitors to promote continued deposit growth.

Average Balance Sheet

         The following table sets forth a summary of our average balances of assets and liabilities as well as average yield and cost information. Average balances are derived from monthly balances, however, we do not believe the use of month-end balances has caused any material differences in the information presented. There have been no tax equivalent adjustments made to yields.

                                                              For the Year Ended June 30,
                                    ------------------------------------------------------------------------------

                                                      2001                                     2000
                                    ---------------------------------------  --------------------------------------
                                          Average                 Average        Average                   Average
                                          Balance      Interest  Yield/Cost      Balance       Interest  Yield/Cost
                                          -------      --------  ----------      -------       --------  ----------
                                                                (Dollars in Thousands)
Interest-earning assets:

  Loans receivable                        $18,066       $1,436     7.95%         $18,532        $1,468      7.92%

  Investment securities                    18,290        1,239     6.77           18,779         1,230      6.59

  Other interest-earning assets             2,745          138     5.03            1,761            83      4.71
                                          -------       ------                   -------        ------
Total interest-earning assets              39,101        2,813     7.19           39,072         2,781      7.20

Noninterest-earning assets                  3,033                                  2,541
                                          -------                                -------
Total assets                              $42,134                                $41,613
                                          =======                                =======
Interest-bearing liabilities:

  Passbook and club accounts              $10,184       $  297     2.92%         $10,763        $  321      2.98%

  Certificates of deposit                  22,741        1,340     5.89           21,036         1,132      5.38

  Other interest-bearing liabilities          525           35     6.67            1,822           110      6.04
                                          -------       ------                   -------        ------
Total interest-bearing liabilities         33,450        1,672     5.00           33,621         1,563      4.65

Noninterest-bearing liabilities             3,689                                  3,197
                                          -------                                -------
Total liabilities                          37,139                                 36,818
                                          -------                                -------
Stockholders' equity                        4,995                                  4,795
                                          -------                                -------
Total liabilities and
  stockholders' equity                    $42,134                                $41,613
                                          =======                                =======
  Net interest income                                   $1,141                                  $1,218
                                                        ======                                  ======
Interest rate spread                                               2.19%                                    2.55%
                                                                 ======                                    =====
Net yield on interest-earning
  assets                                                           2.92%                                    3.12%
                                                                 ======                                    =====
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                   116.89%                                  116.21%
                                                                 ======                                   ======

Rate/Volume Analysis

         The table below sets forth information regarding our interest income and interest expenses for the years ended June 30, 2001 and 2000. For each category, interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rate (changes in rate multiplied by old volume). Increases and decreases due to both rate and volume, which cannot be separated, have been allocated proportionally to the change due to volume and the change due to rate.

                                             Year Ended June 30,
                                       ---------------------------
                                               2001 vs. 2000
                                       ---------------------------
                                            Increase (Decrease)
                                                  Due to
                                       ---------------------------
                                       Volume      Rate        Net
                                       ------      ----        ---
                                              (In thousands)
Interest income:

  Loans receivable                     $ (37)     $   5      $ (32)

  Investment securities                  (32)        65         33

  Other interest-earning assets           46          9         55
                                       -----      -----      -----
Total interest-earning assets          $ (23)     $  79      $  56
                                       =====      =====      =====

Interest expense:

  Passbook and club accounts           $ (17)     $  (7)     $ (24)

  Certificates of deposit                 92        116        208

  Other liabilities                      (78)         3        (75)
                                       -----      -----      -----
Total interest-bearing liabilities     $  (3)     $ 112      $ 109
                                       =====      =====      =====

Change in net interest income          $ (20)     $ (33)     $ (53)
                                       =====      =====      =====


Operating Results

         Net Income. Net income decreased $122,000 or 50.4%, to $120,000 for the year ended June 30, 2001, as compared to $242,000 for the year ended June 30, 2000. This decrease resulted primarily from decreases of $76,000 in net interest income and $41,000 in noninterest income and an increase in noninterest expense of $54,000, offset by a decrease in income tax expense of $49,000.

Net Interest Income.

         Net interest income is the most significant component of our income from operations. Net interest income is the difference between interest we receive on our interest-earning assets (primarily loans, investments and mortgage-backed securities) and interest we pay on our interest-bearing liabilities (primarily deposits and borrowed funds). Net interest income depends on the volume of and rates earned on interest-earning assets and the volume of and rates paid on interest-bearing liabilities. Our net interest income decreased to $1,141,000 for the year ended June 30, 2001, as compared to $1,217,000 for the year ended June 30, 2000.

         Average passbook and club accounts and average other interest-bearing liabilities decreased $579,000 and $1,297,000, respectively. These decreases were offset by an increase in average certificates of deposit of $1,705,000.

         Interest on interest-bearing liabilities increased $109,000, primarily as a result of an overall change in the portfolio mix. This was coupled with a slight incline in the average costs of interest-bearing liabilities of 35 basis points. See "Average Balance Sheet" for fuller detail.

         Provision for Loan Losses. There was no provision for loan losses for the years ended June 30, 2001 and 2000. At June 30, 2001, we had $310,000 non-performing loans in our loan portfolio.

         Average passbook and club accounts and average other interest-bearing liabilities decreased $579,000 and $1,297,000, respectively. These decreases were offset by an increase in average certificates of deposit of $1,705,000.

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

         Noninterest Income. Noninterest income consists substantially of service charges, fees on deposit accounts, and net gains or losses from sales of securities and foreclosed real estate. Noninterest income decreased $41,000, or 17.7%, to $190,000 for the year ended June 30, 2001 from $231,000 for the year ended June 30, 2000. In fiscal 2001, net gains on sales of securities and other real estate owned decreased $40,000 and $7,000, respectively. Other noninterest income increased by $6,000, primarily the result of increased value in the cash surrender value of the bank owned life insurance purchased in 1999 of $10,000.

         Noninterest Expense. Our noninterest expense increased $54,000, or 4.8%, primarily due to an incline in compensation and benefits expense of $26,000. The incline in compensation and benefits expense is due to an increase in pension expense based on actuarial calculations and an increase in expense relating to our employee stock option plan and our restricted stock plan as a result of a decline in the market value of our stock.

         Income Tax Expense. Our income tax expense for the year ended June 30, 2001 was $27,000 compared to $76,000 for the year ended June 30, 2000. The decrease was mainly attributable to lower levels of taxable income resulting from the above mentioned factors.

Liquidity and Capital Resources

         Our primary sources of funds include deposits, loan repayments and prepayments, cash flow from operations, and borrowings from the Federal Home Loan Bank of Pittsburgh. We use our capital resources principally to fund loan originations, repay maturing borrowings, purchase investments, and for our short and long-term liquidity needs. We expect to be able to fund, on a timely basis, our loan commitments. At June 30, 2001, our commitments to fund loans totaled $88,000, and we had unused lines of credit of $595,000.

         Net cash provided by our operating activities (the cash effects of transactions that enter into our determination of net income - e.g., non-cash items, amortization and depreciation, provision for loan losses, net gains on sales) for the year ended June 30, 2001 was $157,000 as compared to $243,000 for the year ended June 30, 2000.

         Net cash provided by our investing activities (i.e., cash receipts, primarily from our investment securities and mortgage-backed securities portfolios and our loan portfolio) for the year ended June 30, 2001 totaled $4,468,000, which re-presents an increase of $6,630,000 from our using cash of $2,162,000 for June 30, 2000. The increase was primarily attributable to investment maturities and calls in fiscal 2001 compared to 2000.

         Net cash provided by our financing activities (i.e., cash receipts primarily from net increases in deposits) for the year ended June 30, 2001 was $2,270,000, as compared to using cash of $277,000 during fiscal 2000.

         Our liquidity may be adversely affected by unexpected deposit outflows, excessive interest rate paid by our competitors, and economic conditions. We monitor our projected liquidity needs and determine our desired level based on our commitment to make loans and our ability to generate funds. We are also subject to federal regulations that impose certain minimum capital requirements.

Item  7.  Financial Statements
------------------------------



                               WSB HOLDING COMPANY

                            PITTSBURGH, PENNSYLVANIA




                                  AUDIT REPORT

                                  JUNE 30, 2001

                               WSB HOLDING COMPANY
                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


                                                                      Page
                                                                     Number
                                                                     ------
Report of Independent Auditors                                          1

Financial Statements

    Consolidated Balance Sheet                                          2

    Consolidated Statement of Income                                    3

    Consolidated Statement of Changes in Stockholders' Equity           4

    Consolidated Statement of Cash Flows                                5

Notes to the Consolidated Financial Statements                         6-28

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
WSB Holding Company

         We have audited the accompanying consolidated balance sheets of WSB Holding Company and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WSB Holding Company and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ S. R. Snodgrass, A.C.

Wexford, PA

July 26, 2001, except as to Note 16, as to which
               the date is August 31, 2001

                              WSB HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEET


                                                                                June 30,
                                                                        2001                  2000
                                                                    ------------          ------------
ASSETS
     Cash and due from banks                                        $    287,874          $    301,724
     Interest-bearing deposits in other banks                          7,823,521               915,437
                                                                    ------------          ------------

     Cash and cash equivalents                                         8,111,395             1,217,161

     Investment securities available for sale                          5,909,323             2,209,267
     Investment securities held to maturity (market
       value of $7,614,243 and $14,033,582)                            7,698,527            14,894,110
     Mortgage-backed securities available for sale                       878,163             1,116,035
     Mortgage-backed securities held to maturity (market
       value of $227,711 and $313,838)                                   225,956               323,803
     Loans receivable (net of allowance for loan losses
       of $154,428 and $155,000)                                      18,207,125            18,866,204
     Bank owned life insurance                                         1,276,083             1,214,106
     Accrued interest receivable                                         264,574               351,453
     Premises and equipment                                              844,086               916,305
     Federal Home Loan Bank stock                                        200,000               200,000
     Other assets                                                        208,308                85,904
                                                                    ------------          ------------

         TOTAL ASSETS                                               $ 43,823,540          $ 41,394,348
                                                                    ============          ============

LIABILITIES
     Deposits                                                       $ 38,460,978          $ 34,585,942
     Advances by borrowers for taxes and insurance                       176,545               247,127
     Federal Home Loan Bank borrowings                                        --             1,500,000
     Accrued interest payable and other liabilities                      104,224               128,353
                                                                    ------------          ------------

         TOTAL LIABILITIES                                            38,741,747            36,461,422
                                                                    ------------          ------------

COMMITMENTS AND CONTINGENCIES                                                 --                    --

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10, 1,000,000 shares
       authorized; none issued and outstanding                                --                    --
     Common stock, par value $.10 per share; 4,000,000
       shares authorized; 330,600 issued                                  33,060                33,060
     Additional paid-in capital                                        3,002,252             2,994,998
     Retained earnings - substantially restricted                      2,624,986             2,504,860
     Accumulated other comprehensive loss                                 (1,159)                 (689)
     Unallocated shares held by Employee Stock
       Ownership Plan (ESOP)                                            (159,472)             (189,538)
     Unallocated shares held by Restricted Stock Plan (RSP)             (106,132)              (98,023)
     Treasury stock (27,916 shares at cost)                             (311,742)             (311,742)
                                                                    ------------          ------------

         TOTAL STOCKHOLDERS' EQUITY                                    5,081,793             4,932,926
                                                                    ------------          ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 43,823,540          $ 41,394,348
                                                                    ============          ============


See accompanying notes to the consolidated financial statements.

                               WSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME


                                                                 Year Ended June 30,
                                                               2001               2000
                                                            ----------         ----------
INTEREST INCOME
     Loans receivable                                       $1,436,240         $1,467,624
     Interest-bearing deposits in other banks                  137,525             83,156
     Investment securities
         Taxable                                             1,194,096          1,183,839
         Exempt from federal income tax                         45,613             45,613
                                                            ----------         ----------
         Total interest income                               2,813,474          2,780,232
                                                            ----------         ----------

INTEREST EXPENSE
     Deposits                                                1,637,133          1,453,375
     FHLB borrowings                                            35,173            109,536
                                                            ----------         ----------
         Total interest expense                              1,672,306          1,562,911
                                                            ----------         ----------

NET INTEREST INCOME                                          1,141,168          1,217,321

     Provision for loan losses                                      --                 --
                                                            ----------         ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          1,141,168          1,217,321
                                                            ----------         ----------

NONINTEREST INCOME
     Service fees on deposit accounts                           44,859             43,770
     Investment securities gains, net                           23,643             63,556
     Gain on sale of other real estate owned                      --                6,727
     Other                                                     121,597            117,095
                                                            ----------         ----------
         Total noninterest income                              190,099            231,148
                                                            ----------         ----------

NONINTEREST EXPENSE
     Compensation and employee benefits                        543,618            517,193
     Occupancy and equipment                                   169,002            170,616
     Data processing                                           151,096            141,830
     Professional services                                      87,283             94,032
     Other                                                     233,186            206,790
                                                            ----------         ----------
         Total noninterest expense                           1,184,185          1,130,461
                                                            ----------         ----------

     Income before income taxes                                147,082            318,008
     Income tax expense                                         26,956             75,700
                                                            ----------         ----------

NET INCOME                                                  $  120,126         $  242,308
                                                            ==========         ==========

EARNINGS PER SHARE:

         Basic                                              $     0.43         $     0.89
         Diluted                                            $     0.43         $     0.89


See accompanying notes to the consolidated financial statements.

                               WSB HOLDING COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                  Accumulated     Unallocated    Unallocated
                                                 Additional                          Other          Shares         Shares
                                    Common         Paid-in        Retained       Comprehensive      Held by        Held by
                                    Stock          Capital        Earnings       Income (Loss)       ESOP            RSP
                                  ---------      ----------      ----------      -------------    -----------    -----------
Balance, June 30, 1999            $  33,060      $2,994,026      $2,287,772         $29,929       $(215,988)      $(139,679)

Net income                                                          242,308
Other comprehensive income:
  Unrealized loss on
  available for sale
  securities, net of
  reclassification
  adjustment, net of tax
  benefit of $15,773                                                                (30,618)


Comprehensive income

ESOP shares released                                    972                                          26,450
RSP shares released                                                                                                  41,656
Cash dividends
  ($.08 per share)                                                  (25,220)
Purchase treasury stock
                                  ---------      ----------      ----------         -------       ---------       ---------


Balance, June 30, 2000               33,060       2,994,998       2,504,860            (689)       (189,538)        (98,023)

Net income                                                          120,126
Other comprehensive income:
  Unrealized loss on
  available for sale
  securities, net of
  reclassification
  adjustment, net of tax
  benefit of $242                                                                      (470)

Comprehensive income

ESOP shares released                                                  7,254                          30,066
RSP shares activity                                                                                                  (8,109)
                                  ---------      ----------      ----------         -------       ---------       ---------

Balance, June 30, 2001            $  33,060      $3,002,252      $2,624,986         $(1,159)      $(159,472)      $(106,132)
                                  =========      ==========      ==========         =======       =========       =========


                                                                                                    2001            2000
                                                                                                  ---------       ---------
 Components of other comprehensive income:
     Change in net unrealized gain on investment securities available for sale                    $  15,134       $  11,329
     Net realized gains included in net income,
       net of taxes $8,039 and $21,609                                                              (15,604)        (41,947)

                                                                                                  ---------       ---------

 Total                                                                                            $    (470)      $ (30,618)
                                                                                                  =========       =========







                                                      Total
                                      Treasury     Stockholders'   Comprehensive
                                       Stock           Equity         Income
                                      --------     -------------   -------------
Balance, June 30, 1999               $(204,792)     $4,784,328

Net income                                             242,308         242,308
Other comprehensive income:
  Unrealized loss on
  available for sale
  securities, net of
  reclassification
  adjustment, net of tax
  benefit of $15,773                                  (30,618)         (30,618)

                                                                     ---------
Comprehensive income                                                 $ 211,690
                                                                     =========
ESOP shares released                                   27,422
RSP shares released                                    41,656
Cash dividends
  ($.08 per share)                                    (25,220)
Purchase treasury stock               (106,950)      (106,950)
                                     ---------      ----------


Balance, June 30, 2000                (311,742)      4,932,926

Net income                                             120,126       $ 120,126
Other comprehensive income:
  Unrealized loss on
  available for sale
  securities, net of
  reclassification
  adjustment, net of tax
  benefit of $242                                         (470)           (470)
                                                                     ---------
Comprehensive income                                                 $ 119,656
                                                                     =========
ESOP shares released                                    37,320
RSP shares activity                                     (8,109)
                                     ---------      ----------

Balance, June 30, 2001               $(311,742)     $5,081,793
                                     =========      ==========



See accompanying notes to the consolidated financial statements.

                               WSB HOLDING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             Year Ended June 30,
                                                                          2001                  2000
                                                                      ------------          ------------
OPERATING ACTIVITIES
     Net income                                                       $    120,126          $    242,308
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation                                                       73,618                76,585
         Amortization of premium and discount on investments                43,989                  (431)
         Investment securities gains, net                                  (23,643)              (63,556)
         Deferred income taxes                                             (31,399)                5,538
         Decrease (increase) in accrued interest receivable                 86,879               (48,038)
         Amortization of ESOP and RSP unearned compensation                 29,211                69,078
         Gain on sale of other real estate owned                                --                (6,727)
         Other, net                                                       (176,871)              (31,300)
                                                                      ------------          ------------
         Net cash provided by operating activities                         121,910               243,457
                                                                      ------------          ------------

INVESTING ACTIVITIES
     Investments available for sale:
         Purchases                                                     (11,657,688)             (658,851)
         Proceeds from sales                                               502,566               836,380
         Maturities and repayments                                       7,643,641               380,582
     Investment held to maturity:
         Purchases                                                        (225,000)           (1,100,000)
         Maturities and repayments                                       7,546,671               256,331
     Net increase (decrease) in loans receivable                           659,079            (1,895,783)
     Proceeds from sale of other real estate owned                              --                26,252
     Purchase of premises and equipment, net                                (1,399)               (6,422)
                                                                      ------------          ------------
         Net cash (used for) investing activities                        4,467,870            (2,161,511)
                                                                      ------------          ------------

FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                 3,875,036              (664,685)
     Net increase (decrease) in advances by borrowers
       for taxes and insurance                                             (70,582)               19,886
     Net increase (decrease) in short-term FHLB borrowings              (1,500,000)            1,500,000
     Repayment of long-term FHLB borrowings                                     --            (1,000,000)
     Purchase of treasury stock                                                 --              (106,950)
     Cash dividends paid                                                        --               (25,220)
                                                                      ------------          ------------
         Net cash provided by (used for) financing activities            2,304,454              (276,969)
                                                                      ------------          ------------

         Increase (decrease) in cash and cash equivalents                6,894,234            (2,195,023)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           1,217,161             3,412,184
                                                                      ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $  8,111,395          $  1,217,161
                                                                      ============          ============



See accompanying notes to the consolidated financial statements.

                              WSB HOLDING COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

WSB Holding Company (the "Company") is a Pennsylvania corporation and is registered under the Bank Holding Company Act. The Company was organized to be the holding company of Workingmens Bank (the "Bank"). The Company's and the Bank's principal sources of revenue emanate from interest earnings on its investment and mortgage-backed securities, and mortgage and consumer loan portfolios as well as a variety of deposit services provided to its customers through two locations. The Company and the Bank are subject to regulation by the Office of Thrift Supervision ("OTS").

The consolidated financial statements of the Company include the accounts of the Bank and the Bank's wholly owned subsidiary, Workingmens Service Corporation ("WSC"). The impact of WSC on the consolidated financial statements is not material. All intercompany transactions have been eliminated in consolidation. The investment in the subsidiary on the parent company financial statements is carried at the Company's equity in the underlying assets of the Bank.

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and related revenues and expenses for the period. Actual results could differ significantly from those estimates.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment and mortgage-backed securities are classified at the time of purchase, based on management's intention and ability, as securities held to maturity or securities available for sale. Debt securities, acquired with the intent and ability to hold to maturity are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using a level yield method and are recognized as adjustments of interest income. Certain other debt and equity securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available for sale securities are reported as a separate component of stockholders' equity, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

Common stock of the Federal Home Loan Bank of Pittsburgh ("FHLB") represents ownership in an institution which is wholly-owned by other financial institutions. This equity security is accounted for at cost and reported separately on the accompanying consolidated balance sheet.

LOANS RECEIVABLE

Loans receivable are stated at their unpaid principal amounts net of the allowance for loan losses. Interest on loans is recognized as income when earned on the accrual method. Interest accrued on loans more than 90 days delinquent is generally offset by a reserve for uncollected interest and is not recognized as income.

The accrual of interest is generally discontinued when management has serious doubts about further collectibility of principal or interest, even though the loan may be currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest is charged against income. Interest received on nonaccrual loans is either applied to the principal or reported as interest income according to management's judgment as to the collectibility of the principal.

LOAN ORIGINATION FEES

Loan origination and commitment fees and certain direct loan origination costs are being deferred, and the net amount amortized as an adjustment of the related loan's yield. The Company is amortizing these amounts over the contractual life of the related loans using the interest method.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in the loan portfolio, as of the balance sheet date. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management's periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

A loan is considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are to be collectively evaluated. Management considers an insignificant delay, which is defined as less than 90 days by the Company, will not cause a loan to be classified as impaired. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate during the period of the delay. All loans identified as impaired are evaluated independently by management. The Company estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of said collateral. Impaired loans, or portions thereof, are charged off when it is determined that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable, unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using straight-line and accelerated methods over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

REAL ESTATE OWNED

Real estate owned acquired in settlement of foreclosed loans is carried at the lower of cost or fair value minus estimated cost to sell. Valuation allowances for estimated losses are provided when the carrying value exceeds the fair value. Direct costs incurred on such properties are recorded as expenses of current operations.

INCOME TAXES

Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rates. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

EARNINGS PER SHARE

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated utilizing net income as reported in the numerator and average shares outstanding in the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any stock options, warrants, and convertible securities are adjusted in the denominator.

EMPLOYEE BENEFIT PLAN

The Bank sponsors a trusteed, defined benefit pension plan covering all eligible employees. The Bank's funding policy is to make annual contributions, as needed, based upon the funding formula developed by the plan's actuary.

STOCK OPTIONS

The Company maintains a stock option plan for the directors, officers, and employees. When the exercise price of the Company's stock options is greater than or equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's financial statements. Pro forma net income and earnings per share are presented to reflect the impact of the stock option plan assuming compensation expense had been recognized based on the fair value of the stock options granted under the plan.

COMPREHENSIVE INCOME

The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive income is comprised exclusively of unrealized holding gains (losses) on the available for sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders' Equity.

CASH FLOW INFORMATION

The Company has defined cash and cash equivalents as those amounts included in the balance sheet captions, Cash and due from banks and Interest-bearing deposits in other banks.

Cash payments for interest in 2001 and 2000 were $1,650,375 and $1,559,667, respectively. Cash payments for income taxes amounted to $97,000 in 2001 and $18,500 in 2000. The transfer of loans to other real-estate owned totaled $19,525 in 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Nos. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. The adoption of Statement No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

RECLASSIFICATION OF COMPARATIVE AMOUNTS

Certain comparative account balances for the prior period have been reclassified to conform to the current period classifications. Such reclassifications did not affect net income or stockholders' equity.

2.   EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth a reconciliation of the denominator of the basic and diluted earnings per share computation.

                                                     2001              2000
                                                    -------           -------

Weighted-average common shares and
  common stock equivalents used to
  calculate basic earnings per share                277,403           273,154

Additional common stock equivalents
  (stock options) used to calculate
  diluted earnings per share                            424                --
                                                    -------           -------

Weighted-average common shares and
  common stock equivalents used
  to calculate diluted earnings per share           277,827           273,154
                                                    =======           =======

3.   INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities available for sale and held to maturity are summarized as follows:

                                                   2001
                             --------------------------------------------------
                                           Gross        Gross         Estimated
                              Amortized  Unrealized   Unrealized       Market
                                Cost       Gains        Losses          Value
                             ----------  ----------   ----------     ----------
Available for Sale
Obligations of state and
  political subdivisions     $  949,337   $    --      $(27,744)     $  921,593
Corporate debt securities     3,861,006    12,114          (468)      3,872,652
                             ----------   -------      --------      ----------
     Total debt securities    4,810,343    12,114       (28,212)      4,794,245

Mutual funds                    864,470    19,234       (18,776)        864,928
Federal National Mortgage
  Association common stock      250,000       150            --         250,150
                             ----------   -------      --------      ----------

               Total         $5,924,813   $31,498      $(46,988)     $5,909,323
                             ==========   =======      ========      ==========

Held to Maturity
U.S. Government agency
  securities                 $7,373,527   $ 3,435      $(86,480)     $7,290,482
Corporate debt securities       325,000        89        (1,328)        323,761
                             ----------   -------      --------      ----------

               Total         $7,698,527   $ 3,524      $(87,808)     $7,614,243
                             ==========   =======      ========      ==========

                                                        2000
                                ------------------------------------------------------
                                                Gross         Gross         Estimated
                                 Amortized    Unrealized    Unrealized        Market
                                   Cost         Gains         Losses          Value
                                -----------   -----------   -----------    -----------
Available for Sale
Obligations of state and
  political subdivisions        $   949,018      $     --     $ (85,173)   $   863,845

Corporate debt securities           299,857            --        (7,471)       292,386
                                -----------      --------     ---------    -----------
     Total debt securities        1,248,875            --       (92,644)     1,156,231

Mutual funds                        841,140       119,208            --        960,348
Federal National Mortgage
  Association common stock           56,750            --        (4,562)        52,188
Federal Home Loan Mortgage
  Corporation preferred stock        45,945            --        (5,445)        40,500
                                -----------      --------     ---------    -----------

               Total            $ 2,192,710      $119,208     $(102,651)   $ 2,209,267
                                ===========      ========     =========    ===========

Held to Maturity
U.S. Government agency
 securities                     $14,794,110      $     --     $(856,540)   $13,937,570
Certificates of deposit             100,000            --        (3,988)        96,012
                                -----------      --------     ---------    -----------

               Total            $14,894,110      $     --     $(860,528)   $14,033,582
                                ===========      ========     =========    ===========


The amortized cost and estimated market value of investments in debt securities at June 30, 2001, by contractual maturity, are shown below.

                                  Available for Sale        Held to Maturity
                               ------------------------  ----------------------
                                                         Estimated    Estimated
                                Amortized     Market     Amortized     Market
                                  Cost         Value        Cost        Value
                               ----------   ----------   ----------   ----------
Due within one year            $2,843,728   $2,844,808   $       --   $       --
Due after one year through
  five years                    1,017,278    1,027,844    1,024,658    1,026,765
Due after five years through
  ten years                            --           --    1,748,374    1,742,404
Due after ten years               949,337      921,593    4,925,495    4,845,074
                               ----------   ----------   ----------   ----------

               Total           $4,810,343   $4,794,245   $7,698,527   $7,614,243
                               ==========   ==========   ==========   ==========

Proceeds from the sales of investment securities available for sale and the gross realized gains and losses on those sales for the years ended June 30, are as follows:

                           2001          2000
                         --------      --------
Proceeds from sales      $502,566      $836,380
Gross gains                23,643        67,573
Gross losses                   --         4,017

4.   MORTGAGE-BACKED SECURITIES

The amortized cost and estimated market value of mortgage-backed securities available for sale and held to maturity are summarized as follows:

                                                          2001
                                   ----------------------------------------------------
                                                   Gross          Gross       Estimated
                                   Amortized    Unrealized     Unrealized       Market
                                      Cost         Gains         Losses         Value
                                   ---------    ----------     ----------     ---------
Available for Sale
     Government National
       Mortgage Association         $630,519      $14,386       $    --        $644,905
     Federal National Mortgage
        Association                  196,790           --        (1,366)        195,424
     Federal Home Loan
        Mortgage Corporation          37,120          714            --          37,834
                                    --------      -------       -------        --------

                    Total           $864,429      $15,100       $(1,366)       $878,163
                                    ========      =======       =======        ========

Held to Maturity
     Collateralized mortgage
        obligations                 $225,956      $ 1,755       $    --        $227,711
                                    --------      -------       -------        --------

                    Total           $225,956      $ 1,755       $    --        $227,711
                                    ========      =======       =======        ========

                                                               2000
                                     ----------------------------------------------------------
                                     Amortized      Unrealized      Unrealized        Market
                                       Cost           Gains           Losses           Value
                                    ----------      ----------      ----------       ----------
Available for Sale
     Government National
        Mortgage Association        $  878,265      $    4,575      $  (11,090)      $  871,750
     Federal National Mortgage
        Association                    200,713              --          (9,158)         191,555
     Federal Home Loan
        Mortgage Corporation            44,226              --             (50)          44,176
     Collateralized mortgage
        obligations                     10,432              --          (1,878)           8,554
                                    ----------      ----------      ----------       ----------

                    Total           $1,133,636      $    4,575      $  (22,176)      $1,116,035
                                    ==========      ==========      ==========       ==========

Held to Maturity
     Collateralized mortgage
        obligations                 $  323,803      $       --      $   (9,965)      $  313,838
                                    ----------      ----------      ----------       ----------

                    Total           $  323,803      $       --      $   (9,965)      $  313,838
                                    ==========      ==========      ==========       ==========

The amortized cost and estimated market value of mortgage-backed securities at June 30, 2001, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic payments of principal and interest. Due to expected repayment terms being significantly less than the underlying mortgage loan pool contractual maturities, the estimated lives of these securities could be significantly shorter.

                                     Available for Sale          Held to Maturity
                                  -----------------------    -----------------------
                                                Estimated                 Estimated
                                  Amortized      Market      Amortized      Market
                                    Cost         Value          Cost         Value
                                  --------      --------     ---------    ----------
Due within one year               $     --      $     --      $     --      $     --
Due after one year through
  five years                            --            --            --            --
Due after five years through
  ten years                             --            --            --            --
Due after ten years                864,429       878,163       225,956       227,711
                                  --------      --------      --------      --------

               Total              $864,429      $878,163      $225,956      $227,711
                                  ========      ========      ========      ========


5.   LOANS RECEIVABLE

Loans receivable consist of the following:

                                        2001             2000
                                    -----------      -----------
Mortgage loans:
     1 - 4 family                   $11,437,440      $11,620,137
     Home equity                      2,057,772        1,762,009
     Multi-family                     2,887,523        3,251,524
     Commercial                         998,913        1,211,944
                                    -----------      -----------
                                     17,381,648       17,845,614
                                    -----------      -----------
Consumer loans:
     Share loans                        389,554          377,725
     Other                              590,351          797,865
                                    -----------      -----------
                                        979,905        1,175,590
                                    -----------      -----------
                                     18,361,553       19,021,204
Less:
     Allowance for loan losses          154,428          155,000
                                    -----------      -----------

                    Total           $18,207,125      $18,866,204
                                    ===========      ===========


The Company's primary business activity is with customers located within its local trade area. Commercial, residential, and personal loans are granted. Although the Company has a diversified loan portfolio at June 30, 2001 and 2000, the repayment of these loans is dependent upon the local economic conditions in its immediate trade area.

Activity in the allowance for loan losses for the years ended June 30, is as follows:

                                     2001                2000
                                   ---------           ---------
Balance, July 1,                   $ 155,000           $ 165,482

Loans charged off                       (708)            (10,582)
Recoveries                               136                 100
                                   ---------           ---------

Net loans charged off                   (572)            (10,482)
Provision for loan losses
                                   ---------           ---------

Balance, June 30,                  $ 154,428           $ 155,000
                                   =========           =========


The Company had nonaccrual loans of $309,529 at June 30, 2001 and 2000, which in management's opinion did not meet the definition of impaired. Interest income on loans would have been increased by $1,270 and $9,830, respectively, if these loans had performed in accordance with their original terms.

6.   ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following:

                              2001              2000
                            --------          --------
Investments                 $191,956          $262,564
Loans receivable              72,618            88,889
                            --------          --------

             Total          $264,574          $351,453
                            ========          ========


7.   PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                          2001                2000
                                       ----------          ----------
Land and improvements                  $  121,027          $  121,027
Buildings and improvements                998,400             998,184
Furniture and equipment                   439,840             438,657
                                       ----------          ----------
                                        1,559,267           1,557,868
Less accumulated depreciation             715,181             641,563
                                       ----------          ----------

               Total                   $  844,086          $  916,305
                                       ==========          ==========


Depreciation expense for the years ended June 30, 2001 and 2000 was $73,618 and $76,585, respectively.

8.   FEDERAL HOME LOAN BANK

The Bank is a member of the FHLB System. As a member, the Bank maintains an investment in the capital stock of the FHLB of Pittsburgh, at cost, in an amount not less than the greater of one percent of its outstanding home loans or five percent of its outstanding notes payable to the FHLB of Pittsburgh as calculated at December 31 of each year.

9.   DEPOSITS

Comparative details of deposits are as follows:

                                                     2001                                  2000
                                       ------------------------------        -------------------------------
                                         Amount                  %             Amount                  %
                                       -----------             ------        -----------             ------
Savings                                $10,137,624              26.36%       $10,154,570              29.37%
Noninterest-bearing checking             3,398,522               8.84          3,320,279               9.60
                                       -----------             ------        -----------             ------
                                        13,536,146              35.20         13,474,849              38.97
                                       -----------             ------        -----------             ------

Time certificates of deposit:
     3.00 - 3.99%                          589,491               1.53             59,854               0.17
     4.00 - 4.99%                        4,589,738              11.93          4,607,802              13.32
     5.00 - 5.99%                        6,821,397              17.74          8,058,691              23.30
     6.00 - 6.99%                       12,078,347              31.40          8,353,051              24.15
     7.00 - 7.99%                          845,859               2.20             31,695               0.09
                                       -----------             ------        -----------             ------
                                        24,924,832              64.80         21,111,093              61.03
                                       -----------             ------        -----------             ------

               Total                   $38,460,978             100.00%       $34,585,942             100.00%
                                       ===========             ======        ===========             ======


The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $2,372,024 and $1,552,103 at June 30, 2001 and 2000, respectively.
Deposits in excess of $100,000 are not federally insured.

The scheduled maturities of time certificates of deposit as of June 30, 2001 are as follows:

     Within one year                                            $12,258,751
     Beyond one year but within three years                      10,809,158
     Beyond three years but within five years                     1,856,923
     Beyond five years                                                   --
                                                                -----------

              Total                                             $24,924,832
                                                                ===========


Interest expense by deposit category for the years ended June 30, is as follows:

                                         2001                2000
                                      ----------          ----------
Savings                               $  297,207          $  320,918
Time certificates of deposit           1,339,926           1,132,457
                                      ----------          ----------

         Total                        $1,637,133          $1,453,375
                                      ==========          ==========

10.  FEDERAL HOME LOAN BANK BORROWINGS

The Bank has the capability to borrow funds through a credit arrangement with the FHLB. The FHLB borrowings are subject to annual renewal, incur no service charges, and are secured by a blanket security agreement on certain investment and mortgage-backed securities, qualifying residential mortgages, and the Bank's investment in FHLB stock. At June 30, 2001, the Bank's remaining borrowing capacity with the FHLB was approximately $15 million.

Short-term Borrowings

The following table sets forth information concerning short-term advances from
FHLB:


                                                  2001                 2000
                                               ----------           ----------
Balance at year-end                            $       --           $1,500,000
Average  balance outstanding                      525,342            1,497,260
Maximum month-end balance                       1,500,000            3,000,000
Weighted-average rate at year-end                      --%                7.08%
Weighted-average rate during the year                6.70%                6.10%



         LONG-TERM BORROWINGS

         At June 30, 1999, the Bank had outstanding FHLB long-term borrowings of $1,000,000 maturing on October 25, 2000 bearing an interest rate of 5.78%. The Bank had no long-term borrowings outstanding at June 30, 2000.

11.  INCOME TAXES

The components of the income taxes for the years ended June 30, are summarized as follows:

                                 2001                2000
                                -------            -------
Current payable:
     Federal                    $58,355            $70,162
     State                           --                 --
                                -------            -------
                                 58,355             70,162

Deferred federal taxes          (31,399)             5,538
                                -------            -------

        Total                   $26,956            $75,700
                                =======            =======

The following temporary differences gave rise to the net deferred tax assets:

                                                      2001              2000
                                                    --------          --------
Deferred tax assets:
     Loan origination fees, net                     $    167          $    294
     Allowance for loan losses                        52,506            52,700
     State net operating loss carryforward            35,040            19,826
     Restricted stock plan accrued                    14,126            14,126
     Net unrealized loss on securities                   596               355
                                                    --------          --------
Total gross deferred tax assets                      102,435            87,301
Less valuation allowance                              35,040            19,826
                                                    --------          --------
     Net deferred tax assets                          67,395            67,475
                                                    --------          --------

Deferred tax liabilities:
     Premises and equipment                            6,945            27,415
     Accrued interest receivable                      25,173            26,727
     Prepaid pension                                      --             9,696
                                                    --------          --------
Total gross deferred tax liabilities                  32,118            63,838
                                                    --------          --------

     Net deferred assets                            $ 35,277          $  3,637
                                                    ========          ========


The reconciliation of the federal statutory rate and the Company's effective income tax rate is as follows:

                                                     2001                                      2000
                                       -----------------------------              -----------------------------
                                                               % of                                      % of
                                                             Pre-tax                                   Pre-tax
                                        Amount                Income              Amount                Income
                                       ---------             -------              -------              -------
Federal income tax at
  statutory rate                        $ 50,008               34.0%             $108,123                34.0%
Tax-exempt income                        (15,508)             (10.6)              (15,508)               (4.9)
Other                                     (7,544)              (5.1)              (16,915)               (5.3)
                                       ---------               ----               -------                ----
     Actual tax benefit
       and effective rate              $  26,956               18.3%              $75,700                23.8%
                                       =========               ====               =======                ====


The Company is subject to the Pennsylvania Mutual Thrift Institution's tax, which is calculated at 11.5 percent of earnings based on generally accepted accounting principles with certain adjustments. At June 30, 2001 the Company has Pennsylvania net operating loss carryforwards of approximately $300,000 which will begin to expire in fiscal year June 30, 2003. The deferred tax benefit associated with this loss carryforward is approximately $34,500 and a valuation allowance has been established at 100 percent.

12.  EMPLOYEE BENEFITS

DEFINED BENEFIT PLAN

In July 2001, the Bank discontinue providing future benefits under the defined benefit plan. Employers are still entitled to the benefits accrued over the employers past service to the Bank. A gain of $161,997 associated with the curtailment of the pension plan is include in the accompanying consolidated income statement for the fiscal year ended June 30, 2001.

The following table sets forth the change in plan assets and benefit obligation at June 30:

                                                         2001               2000
                                                      ---------           ---------
Plan assets at fair value, beginning of year          $ 612,400           $ 474,418
Actual return (loss) on plan assets                      32,527              64,560
Employer contribution                                   106,134              78,946
Benefits paid                                                --              (5,524)
                                                      ---------           ---------
Plan assets at fair value, end of year                  751,061             612,400
                                                      ---------           ---------

Benefit obligation, beginning of year                   646,569             588,818
Service cost                                             45,797              44,757
Interest cost                                            45,260              41,014
Actuarial adjustments                                    56,524             (22,496)
Benefits paid                                                --              (5,524)
Curtailment adjustment                                 (161,997)                 --
                                                      ---------           ---------
Benefit obligation, end of year                         632,153             646,569
                                                      ---------           ---------

Funded status                                           118,908             (34,169)
Transition adjustment                                        --                 944
Unrecognized net loss from past experience
  different from that assumed                                --              62,142
                                                      ---------           ---------

Prepaid pension liability                             $ 118,908           $  28,917
                                                      =========           =========


The plan assets are invested primarily in stocks and bonds under the control of the plan's trustees as of June 30, 2001.

Assumptions used in the accounting for the defined benefit plan are as follows:

                                                  2001                2000
                                                  ----                ----
     Discount rate                                7.00%               7.00%
     Expected return on plan assets               7.50%               7.50%
     Rate of compensation increase                4.00%               4.00%


The plan utilizes the straight-line method of amortization for unrecognized gains and losses.

Net periodic pension cost includes the following components:


                                                         2001               2000
                                                       --------           --------
Service cost of the current period                     $ 45,797           $ 44,757
Interest cost on projected benefit obligation            45,260             41,014
Actual (return) loss on plan assets                      32,527            (65,560)
Net amortization and deferral                           (82,687)            30,627
                                                       --------           --------

Net periodic pension cost                              $ 40,897           $ 50,838
                                                       ========           ========


SUPPLEMENTAL RETIREMENT PLAN

On March 23, 1999, the Company established a nonqualified indexed defined contribution supplemental retirement plan (SRP) for its current directors and key employees. The present value of estimated supplemental retirement benefits is charged to operations. No set retirement benefit amount is promised to the participants, and no deferral of salary or income is required by the participants. Rather, the Company has agreed to place certain funds into an insurance policy on behalf of the participants. Each year, whatever income the policy generates above and beyond the Company's predetermined index rate will be accrued into a retirement account that has been established for the participant. The accumulated benefit was $33,404 at June 30, 2001.

EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

The Company has an ESOP for the benefit of employees who meet the eligibility requirements which include having completed one year of service with the Company or its subsidiary and attained age 21. The ESOP trust purchased 26,450 shares of common stock since the date of conversion with proceeds from a loan from the Company. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make required loan payments to the Company. The loan bears an interest rate of 8.50 percent with interest payable quarterly and principal payable in equal annual installments over ten years. The loan is secured by the unallocated shares of stock.

As the debt is repaid, shares are released from collateral and allocated to qualified employees based on the proportion of debt service paid in the year. Accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in the consolidated balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Compensation expense for the ESOP was $33,186 and $27,422 for the years ended June 30, 2001 and 2000, respectively.

The following table presents the components of the ESOP shares:

                                           2001              2000
                                         --------          --------
Allocated shares                            9,178             5,951

Shares released for allocation              1,543             1,543

Shares distributed                             --                --

Unreleased shares                          15,729            18,956
                                         --------          --------

Total ESOP shares                          26,450            26,450
                                         ========          ========

Fair value of unreleased shares          $251,664          $213,255
                                         ========          ========


STOCK OPTION PLAN

During 1998, the Board of Directors adopted a stock option plan for the directors, officers, and employees. An aggregate of 33,060 shares of authorized but unissued common stock of the Company were reserved for future issuance under this plan. The stock options typically have expiration terms of ten years subject to certain extensions and terminations. The per share exercise price of a stock option shall be, at a minimum, equal to the fair value of a share of common stock on the date the option is granted.

Qualified stock options were granted for the purchase of 21,820 shares, exercisable at the market price of $15.75. The recipients of the stock options vest over a five-year period. At June 30, 2001, there were 11,240 shares available for future grant.

The following table presents share data related to the outstanding options:

                                             Weighted-                   Weighted-
                                              average                    average
                                             Exercise                    Exercise
                               2001           Price         2000          Price
                              ------         --------      ------        ------
Outstanding, July 1           21,820          $15.75       21,820        $15.75
     Granted                      --              --           --            --
     Exercised                    --              --           --            --
     Forfeited                    --              --           --            --
                              ------                       ------

Outstanding, June 30          21,820           15.75       21,820         15.75
                              ======                       ======

The following table summarizes the characteristics of stock options outstanding at June 30, 2001:

                                           Outstanding                                 Exercisable
                             ----------------------------------------              ----------------------
                                                              Average                            Average
                                              Average        Exercise                            Exercise
    Exercise Price           Shares            Life            Price               Shares         Price
    --------------           ------           -------        --------              ------        --------
        $15.75               21,820             6.7           $ 15.75              14,183        $ 15.75


For purposes of computing pro forma results, the Company estimated the fair values of stock options using the Black-Scholes option pricing model. The model requires the use of subjective assumptions which can materially effect fair value estimates. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for the stock option plans. The fair value of each stock option granted was estimated using the following weighted-average assumptions for grants in 2000: (1) expected dividend yield of 0.8 percent; (2) risk-free interest rate of 5.45 percent; (3) expected volatility of 15.0 percent; and (4) expected life of 8.75 years.

The Company accounts for its stock option plans under provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this Opinion, no compensation expense has been recognized with respect to the plans because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the grant date.

Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," net income applicable to common stock, basic and diluted net income per common share, for the years ended June 30 would have been as follows:

                                                           2001          2000
                                                         --------      --------
    Net income applicable to common stock:
       As reported                                       $120,126      $242,308
       Pro forma                                          115,986       236,036
    Basic net income per common share:
       As reported                                       $   0.43      $   0.89
       Pro forma                                             0.42          0.86
    Diluted net income per common share:
       As reported                                       $   0.43      $   0.89
       Pro forma                                             0.42          0.86

RESTRICTED STOCK PLAN ("RSP")

In 1998, the Board of Directors adopted a RSP for directors, officers, and employees. The objective of this plan is to enable the Company and the Bank to retain its corporate directors, officers, and key employees who have the experience and ability necessary to manage these entities. Directors, officers, and key employees who are selected by members of a Board-appointed committee are eligible to receive benefits under the RSP. The non-employee directors of the Company and the Bank serve as trustees for the RSP and have the responsibility to invest all funds contributed by the Company to the Trust created for the RSP.

In 1998, the Trust purchased, with funds contributed by the Company, 13,224 shares of the common stock of the Company, of which 3,965 shares were issued to directors, 4,892 shares were issued to officers and employees, and 5,027 shares remain unissued as of June 30, 2000. Directors, officers, and key employees who terminate their association with the Company shall forfeit the right to any shares which were awarded but not earned.

The Company granted a total of 8,857 shares of common stock in March 1998. All plan share awards granted are earned at a rate of 20 percent one year after the date of grant and 20 percent annually thereafter. The unearned RSP shares are excluded from stockholders' equity. The Company recognizes compensation expense in the amount of fair value of the common stock at the grant date, pro rata, over the years during which the shares are payable and recorded as an addition to the stockholders' equity. Net compensation expense attributable to the RSPs amounted to $27,900 and $41,656 for the years ended June 30, 2001 and 2000, respectively.

13.  COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

In the normal course of business, there are various outstanding commitments and contingent liabilities which are not reflected in the accompanying financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The exposure to loss under these commitments is limited by subjecting them to credit approval and monitoring procedures. The amount of collateral obtained, if deemed necessary by the Company, upon the extension of credit is based on management's credit evaluation of the counterparty. Substantially all commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of the loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Since many of the commitments are expected to expire without being drawn upon, the total contractual amounts do not necessarily represent future funding requirements.

The off-balance sheet commitments were comprised of the following:

                                                                 2001               2000
                                                               --------           --------
     Commitments to extend credit:
         One-to-four family                                    $ 88,500           $145,013
         Unfunded lines of credit                               594,859            624,204


All of the Company's commitments to fund future one-to-four family real estate loans are fixed rates at 7.25 percent. The rates on unfunded lines of credit are indexed to the prime lending rate.

CONTINGENT LIABILITIES

In the normal course of business, the Company is involved in various legal proceedings primarily involving the collection of outstanding loans. None of these proceedings are expected to have a material effect on the financial position or operations of the Company.

REGULATORY MATTERS

DIVIDEND RESTRICTIONS

The Bank is subject to a dividend restriction which generally limits the amount of dividends that can be paid by an OTS-chartered bank. OTS regulations require that the Bank give the OTS 30 days notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends by the Bank to the Company.

REGULATORY CAPITAL REQUIREMENTS

Federal regulations require the Company and the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established five capital categories ranging from "well capitalized" to "critically undercapitalized." Should any institution fail to meet the requirements to be considered "adequately capitalized," it would become subject to a series of increasingly restrictive regulatory actions.

As of June 30, 2001 and 2000, the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, Tier 1 Leverage capital, and Tangible equity capital ratios must be at least 10.0 percent, 6.0 percent, 5.0 percent, and 1.5 percent, respectively.

The actual capital ratios are presented in the following tables, which show that both the Company and the Bank met all regulatory capital requirements.

The following table reconciles the Company's capital under accounting principles generally accepted in the United States of America to regulatory capital.

                                              2001               2000
                                            ---------          ---------
Total capital                               5,081,793          4,932,926
Unrealized loss on securities
   available for sale                           1,159                689
                                            ---------          ---------
Tier I, core, and tangible capital          5,082,952          4,933,615
Allowance for loan losses                     154,428            155,000
                                            ---------          ---------

Risk-based capital                          5,237,380          5,088,615
                                            =========          =========

REGULATORY CAPITAL REQUIREMENTS (Continued)

 Actual capital levels of the Company and minimum required levels are as follows:

                                                   2001                              2000
                                       --------------------------         --------------------------
                                         Amount             Ratio           Amount             Ratio
                                       ----------           -----         ----------           -----
Total Capital
  (to Risk-weighted Assets)

Actual                                 $5,237,380            23.2%        $5,088,615            27.0%
For Capital Adequacy Purposes           1,810,033             8.0          1,506,828             8.0
To Be Well Capitalized                  2,262,541            10.0          1,883,535            10.0

Tier I Capital
  (to Risk-weighted Assets)

Actual                                 $5,082,952            22.5%        $4,933,615            26.2%
For Capital Adequacy Purposes             905,016             4.0            753,414             4.0
To Be Well Capitalized                  1,357,525             5.0          1,130,121             6.0

Core Capital
  (to Adjusted Assets)

Actual                                 $5,082,952            12.4%        $4,933,615            11.9%
For Capital Adequacy Purposes           1,226,747             3.0          1,246,747             3.0
To Be Well Capitalized                  2,044,579             5.0          2,077,911             5.0

Tangible Capital
  (to Adjusted Assets)

Actual                                 $5,082,952            12.4%        $4,933,615            11.9%
For Capital Adequacy Purposes             613,374             1.5            623,373             1.5
To Be Well Capitalized                        N/A             N/A                N/A             N/A

Actual capital levels of the Bank and minimum required levels are as follows:

                                                   2001                              2000
                                       ---------------------------        --------------------------
                                         Amount             Ratio          Amount              Ratio
                                       ----------           -----         ----------           -----
Total Capital
  (to Risk-weighted Assets)

Actual                                 $4,439,844            20.5%        $4,238,006            23.7%
For Capital Adequacy Purposes           1,736,000             8.0          1,430,000             8.0
To Be Well Capitalized                  2,170,000            10.0          1,787,500            10.0

Tier I Capital
  (to Risk-weighted Assets)

Actual                                 $4,285,416            19.8%        $4,083,006            22.8%
For Capital Adequacy Purposes             868,000             4.0            715,000             4.0
To Be Well Capitalized                  1,302,000             6.0          1,072,500             6.0

Core Capital
  (to Adjusted Assets)

Actual                                 $4,285,416            10.7%        $4,083,006            10.1%
For Capital Adequacy Purposes           1,198,999             3.0          1,220,831             4.0
To Be Well Capitalized                  1,998,331             5.0          2,034,719             5.0

Tangible Capital
  (to Adjusted Assets)

Actual                                 $4,285,416            10.7%        $4,083,006            10.1%
For Capital Adequacy Purposes             599,499             1.5            610,416             1.5
To Be Well Capitalized                        N/A             N/A                N/A             N/A

15.      FAIR VALUE DISCLOSURE

The estimated fair values of the Company's financial instruments at June 30, are as follows:

                                                        2001                                      2000
                                           --------------------------------          --------------------------------
                                             Carrying              Fair               Carrying               Fair
                                              Value                Value                Value                Value
                                           -----------          -----------          -----------          -----------
Financial assets:
     Cash and cash equivalents             $ 8,111,395          $ 8,111,395          $ 1,217,161          $ 1,217,161
     Investment securities:
        Available for sale                   5,909,323            5,909,323            2,209,267            2,209,267
        Held to maturity                     7,698,527            7,614,243           14,894,110           14,033,582
     Mortgage-backed securities:
        Available for sale                     878,163              878,163            1,116,035            1,116,035
        Held to maturity                       225,956              227,711              323,803              313,838
     Loans receivable                       18,207,125           18,535,125           18,866,204           18,491,204
     Bank owned life insurance               1,276,083            1,276,083            1,214,106            1,214,106
     Accrued interest receivable               264,574              264,574              351,453              351,453
     FHLB stock                                200,000              200,000              200,000              200,000
                                           -----------          -----------          -----------          -----------

        Total                              $42,771,146          $43,016,617          $39,174,978          $37,929,485
                                           ===========          ===========          ===========          ===========
     Financial Liabilities:
        Deposits                            38,460,978           38,726,978           34,585,942           34,226,942
        Advances by borrowers
          For taxes and insurance              141,920              141,920              247,127              247,127
        Short-term borrowings                       --                   --            1,500,000            1,500,000
        Accrued interest payable                42,591               42,591               20,660               20,660
                                           -----------          -----------          -----------          -----------

        Total                              $38,645,489          $38,911,489          $36,353,729          $35,994,729
                                           ===========          ===========          ===========          ===========

Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. If a quoted market price is available for a financial instrument, the estimated fair value would be calculated based upon the market price per trading unit of the instrument.

If no readily available market exists, the fair value estimates for financial instruments are based upon management's judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates which are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in the assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

As certain assets, such as deferred tax assets and premises and equipment, are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Company.

The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

CASH AND CASH EQUIVALENTS, BANK OWNED LIFE INSURANCE, ACCRUED INTEREST RECEIVABLE, FHLB STOCK, ADVANCES BY BORROWERS FOR TAXES AND INSURANCE, SHORT-TERM BORROWINGS, AND ACCRUED INTEREST PAYABLE

The fair value is equal to the current carrying value.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

The fair value of these securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

LOANS RECEIVABLE AND DEPOSITS

The fair value of loans is estimated by discounting the future cash flows using a simulation model which estimates future cash flows based upon current market rates adjusted for prepayment risk and credit quality. Savings, checking, and money market deposit accounts are valued at the amount payable on demand as of year-end. Fair values for time deposits are estimated using a discounted cash flow calculation that applies contractual costs currently being offered in the existing portfolio to current market rates being offered for deposits of similar remaining maturities.

COMMITMENTS TO EXTEND CREDIT

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 13.

16.  SUBSEQUENT EVENT

On August 30, 2001, the shareholders ratified a definitive Agreement and Plan of Reorganization (the Agreement), dated May 16, 2001, which provides for the affiliation of the Company with ESB Financial Corporation (ESB) headquartered in Ellwood City, Pennsylvania. The Agreement provides that the affiliation will be effected by means of a merger of the Company and ESB. In the merger, which is slated to complete by month end October 2001, each stockholder of the Company shall receive either the equal to the quotient determined by dividing $17.10 by the average share price of ESB common stock or $17.10 in cash in exchange for each share of the Company's stock, subject to certain terms, conditions, and limitations set forth in the Agreement, as well as regulatory approvals.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

         None.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


BOARD OF DIRECTORS

         Robert D Neudorfer, 64, has been employed by the Bank since 1975 and has been the President and a member of the board of directors since 1988. Mr. Neudorfer is a member of the board of directors and the treasurer of Community Development Foundation and is also a member of the board of directors of the Western Pennsylvania League of Savings Institutions. Mr. Neudorfer is a choir member of the Baldwin Community United Methodist Church.

         Ronald W. Moreschi, 58, has been employed by the Bank since 1987 and became vice-president and treasurer in 1989 and was appointed executive vice president in July 2000. Mr. Moreschi was appointed to the board of directors in November 1999.

         Johanna C. Guehl, 47, has been a Director and Secretary since 1991. Since 1991, Ms. Guehl has been a partner in the law firm of Barbender & Guehl. Ms. Guehl is a member of the board of directors for Women's Leadership Assembly and she is the treasurer for Center For Victims of Violent Crimes and Women's Business Network.

         Joseph J. Manfred, 78, has been a member of the board of directors since 1973 and Chairman of the Board from 1973 to 2000. Mr. Manfred is a choir member of St. John Fisher Church and a eucharistic minister for Forbes Regional Hospital. Mr. Manfred is also a retired insurance agent who owned Manfred Insurance Agency.

         John P. Mueller, 63, has been a member of the board of directors since 1994 and Chairman of the Board since 2000. Mr. Mueller is President and majority stockholder of Mueller's Hardware in Pittsburgh. He is also the President of Northside Chamber of Commerce and a member of the board of directors of St. Ambrose Manor.


         Stanford H. Rosenberg, 67, has been a member of the board of directors since 1985. Since 1974, he has been a professor at La Roche College in Pittsburgh.

Item 10.  Executive Compensation


DIRECTOR COMPENSATION

         For the first six month period and last six month period of fiscal year ended 2001, each non-employee director was paid a monthly fee (including two paid absences) of $850 and $1,000 and each employee director was paid a monthly fee of $150 and $300, respectively. Directors are not paid a fee for attending committee meetings. For the fiscal year ended June 30, 2001, total fees paid by the Bank to Directors were $33,600.

         Under the 1998 Stock Option Plan ("Option Plan") and the Bank's RSP, each director was granted stock options and awarded RSP shares. Under the Option Plan, each director was granted options to acquire shares of Common Stock at the fair market value of the Common Stock on the effective date of grant. Under the RSP, each director was awarded shares of Common Stock. Option shares and RSP shares are exercisable at the rate of 20% per year commencing one year from the effective date of grant. Under the Option Plan and RSP, Mr. Neudorfer received 8,265 options and 3,306 RSP shares. The non-employee directors each received 1,653 option shares and 793 RSP shares. Mr. Moreschi received 2,645 option shares and 793 RSP shares. In accordance with the RSP, dividends are paid on shares awarded or held in the RSP.

A Supplemental Retirement Plan ("SRP") has been implemented for the benefit of each director. The SRP provides that each director shall receive at termination of service, or age 65 for Messrs. Neudorfer and Moreschi, a retirement benefit equal to the value of the Bank's annual discretionary contributions to each individual's retirement account, reduced by the investment expenses associated with any life insurance contracts on such individual, and increased by any investment returns on such life insurance contracts. As of June 30, 2001, deferred compensation under the SRP was $15,729 for Robert Neudorfer, $1,157 for Ronald Moreschi, $445 for Johanna Guehl, and $4,661 each for Joseph Manfred, John Mueller, and Stanford Rosenberg.

EXECUTIVE OFFICER COMPENSATION

         The Company has no full time employees, but relies on the employees of the Bank for the limited services. All compensation paid to officers and employees is paid by the Bank.

         Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned by the president. No other executive officer of either the Bank or the Company had a salary and bonus during the three years ended June 30, 2001 that exceeded $100,000 for services rendered in all capacities to the Bank or the Company.

                                                                                             Long-Term Compensation
                                           Annual Compensation                                 Awards
                          ------------------------------------------------------- ---------------------------------
                                                                                    Restricted       Securities
    Name and               Fiscal                                Other Annual         Stock          Underlying      All Other
   Principal Position       Year     Salary($)     Bonus($)      Compensation      Award(s)($)       Options #     Compensation($)
   ------------------       ----     ---------     --------      ------------      -----------       ---------     ---------------
   Robert D. Neudorfer      2001      85,000            --            --                --               --           39,229(1)
    President               2000      77,000         6,000            --                --               --           21,365
                            1999      72,000         4,500            --                --               --            1,640

(1) At June 30, 2001 consists of 2,350 shares allocated under the ESOP at a cost basis of $10.00 per share. Such shares had an aggregate market value of $27,318 at June 30, 2001. Also includes deferred compensation of $15,729 under the SRP. See "Director and Executive Compensation - Director Compensation."

     Employment Agreement. The Bank has entered into an employment agreement with Robert D. Neudorfer, President of the Bank (the "Agreement"). The Agreement has a three-year term. Under the Agreement, Mr. Neudorfer's employment may be terminated by the Bank for "just cause" as defined in the Agreement. If the Bank terminates Mr. Neudorfer without just cause, Mr Neudorfer will be entitled to a continuation of his salary from the date of termination through the remaining term of the Agreement. In the event the termination of employment is connected with any change is control of the Bank during the term of the Agreement, Mr. Neudorfer will be paid in a lump sum an amount equal to three times his prior year's taxable compensation. In the event of a change in control at June 30, 2001, Mr. Neudorfer would have been entitled to a lump sum payment of approximately $235,000.

     Stock Awards. The following tables set forth information with respect to previously awarded stock options to purchase the Common Stock granted in 1998 to Mr. Neudorfer and held by him as of June 30, 2001. The Company has not granted Mr. Neudorfer any stock appreciation rights ("SARs").

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR,
                          AND FY-END OPTION/SAR VALUES

                                                                     Number of Securities                  Value of Unexercised
                                                                     Underlying Unexercised                    In-The-Money
                                                                          Options/SARs                         Options/SARs
                        Shares Acquired           Value                   at FY-End (#)                        at FY-End ($)
       Name             on Exercise(#)       Realized($)(1)         Exercisable/Unexercisable         Exercisable/Unexercisable(1)
       ----             --------------       --------------         -------------------------         ----------------------------
    Robert D. Neudorfer       --                    --                    4,959/3,306                           $ - / $ -

(1) Based upon an exercise price of $15.75 per share and estimated price of $16.00 at June 30, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Persons and groups owning in excess of 5% of the Common Stock are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"). Based upon the records of the Company's Transfer agent, the following table sets forth, as of June 30, 2001, persons or Groups who own more than 5% of the common stock, all directors of the Company, the named executive officer, and the ownership of all executive officers and directors of the Bank as a group. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of common stock at that date.

                                                                                          Percent of Shares of
                                                             Amount and Nature of         Common Stock
Name and Address of Beneficial Owner                         Beneficial Ownership         Outstanding (%)
------------------------------------                         --------------------         ---------------
Workingmens Savings Bank
Employee Stock Ownership Plan ("ESOP")
807 Middle Street
Pittsburgh, Pennsylvania 15212  (1)                               26,450                       8.74%

Jeffrey L. Gendell
Tontine Partners, L.P.
Tontine Management, L.L.C.
200 Park Avenue, Suite 3900
New York, New York 10166  (2)                                     30,050                       9.93%

Robert D. Neudorfer
807 Middle Street
Pittsburgh, Pennsylvania 15212  (3)                               24,308                       8.03%

All directors and officers of the Company
as a group (six persons)  (4)                                     75,283                       24.87%

(1) The ESOP purchased such shares for the exclusive benefit of plan participants With funds borrowed from the Company. These shares are held in a suspense account and will be allocated among ESOP participants annually on the basis of compensation as the ESOP debt is repaid. The Bank's board of directors has appointed a committee consisting of directors Manfred and Mueller to serve as the ESOP administrative committee ("ESOP Committee") and to serve as the ESOP Trustees ("ESOP Trustees"). The ESOP Committee or the board instructs the ESOP Trustees regarding investment of ESOP plan assets. The ESOP Trustees must vote all shares allocated to participants Accounts under the ESOP as directed by participants. Unallocated shares and shares for which no timely voting direction is received, will be voted by the ESOP Trustee as directed by the board or the ESOP Committee. As of the record date, 9,178 shares have been allocated under the ESOP to participant accounts.

(2) The information as to Jeffrey L. Gendell, Tontine Partners, L.P., and Tontine Management, L.L.C.(collectively, the "Reporting Persons"), is derived from a Schedule 13G, dated February 10, 2000, which states that the Reporting Persons, through certain of its affiliates, had shared voting power and shared dispositive power with respect to 30,050 shares.

(3) Includes 307 shares and 1,587 option shares awarded to Mr. Neudorfer's spouse through the restricted stock plan and the 1998 stock option plan. Mr. Neudorfer dis-claims beneficial ownership of such shares.

(4) Includes shares of common stock held directly as well as by spouses or minor children, in trust and other indirect ownership,over which shares the individuals effectively exercise sole voting and investment power, unless otherwise indicated. Includes options to purchase 12,089 shares of common stock that may be exercised under the 1998 stock option plan within 60 days of the record date. Excludes 21,228 shares held by the ESOP(26,450 shares minus 5,222 shares allocated to executive officers) and excludes 7,319 shares previously awarded but presently subject to forfeiture and un-allocated shares held by the restricted stock plan ("RSP") over which certain directors by their position as either a member of the ESOP Committee, ESOP trust or RSP trust, exercise shared voting and investment power. Such individuals serving as a member of the ESOP Committee, ESOP trust or RSP trust disclaim beneficial ownership with respect to the ESOP and RSP shares.

Item 12. Certain Relationships and Related Transactions

         The Bank, like many financial institutions, has followed a policy of granting various types of loans to officers, directors, and employees. The loans have been made in the ordinary course of the Bank's business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank's other customers, and do not involve more than the normal risk of collectibility, or present other unfavorable features.

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

                    10 Employment Agreement between the Bank and Robert D. Neudorfer

                    10.1  1998 Stock Option Plan ***

                    10.2  Restricted Stock Plan and Trust Agreement ***

                    10.3  Form of Supplemental Benefit Agreement****

                    10.4  Form of Split Dollar Agreement****

                    21    Subsidiaries of the Registrant
                          (See "Item 1-Description of Business")

                    23    Consent of S.R. Snodgrass, A.C.

               (b) Reports on Forms 8-K, dated March 5, 2001 and May 17, 2001 were filed to disclose the correction of basic and diluted earnings per share previously recorded in the December 31, 2000 10-QSB and Agreement and Plan of Reorganization to merge with ESB Financial Corporation.

---------
* Incorporated by reference to the Form 8A (File No. 0-22997) declared effective by the SEC on August 21, 1997.

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

**** Incorporated by reference to the June 30, 1999 Form 10-KSB filed with the SEC on September 22, 1999.

                                   SIGNATURES





         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 25, 2001.

                        WSB HOLDING COMPANY


                        By: /s/ Robert D. Neudorfer
                           ------------------------------------------------
                            Robert D. Neudorfer
                            President, Chief Executive Officer and Director (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 25, 2001.

/s/ Robert D. Neudorfer                                       /s/ John P. Mueller
--------------------------------------------------            ----------------------------------------------
Robert D. Neudorfer                                           John P. Mueller
President, Chief Executive Officer and Director               Chairman of the Board
(Principal Executive and Financial Officer)


/s/ Ronald W. Moreschi                                        /s/ Stanford H. Rosenberg
--------------------------------------------------            ----------------------------------------------
Ronald W. Moreschi                                            Stanford H. Rosenberg
Treasurer, Chief Financial Officer, and Director              Vice President and Director
(Principal Accounting Officer)


/s/ Joseph J. Manfred                                         /s/ Johanna C. Guehl
--------------------------------------------------            ----------------------------------------------
Joseph J. Manfred                                             Johanna C. Guehl
Director                                                      Director